Form 10QSB
period 2001-04-30
CASCADIA CAPITAL CORP
filed 2001-06-13
CIK 1111695

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[xx] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2001

                        Commission file Number: 333-61442

                          CASCADIA CAPITAL CORPORATION
        (Exact name of small business issuer as specified in its charter)

                                     Nevada
         (State or other jurisdiction of incorporation or organization)

                                   98-0222922
                     (I.R.S. Employer Identification Number)

                                   Suite 2901
                            1201 Marinaside Crescent
                           Vancouver, British Columbia
                                     V6Z 2V2
                    (Address of principal executive offices)

                                  (604)681-9588
                           (Issuer's telephone number)


State the number of shares outstanding of each of the issuer's classes of common
equity, as of the latest practicable date:           4,840,000 common shares
as at April 30, 2001

Transitional Small Business Disclosure Format (check one):  Yes [  ]    No [ X ]

                          CASCADIA CAPITAL CORPORATION


                                      INDEX

PART 1.  FINANCIAL INFORMATION

         Item 1.   Financial Statements

                   Balance Sheet as of October 31, 2000 and April 30, 2001

                   Statement of Operations for the periods ended
                   April 30, 2000 and April 30, 2001

                   Consolidated Statements of Cash Flows for the periods ended April 30, 2000 and April 30, 2001

                   Consolidated Statements of Changes in Stockholders' Equity

                   Notes to Consolidated Financial Statements

         Item 2    Plan of Operation

PART II. OTHER INFORMATION

         Item 1    Legal Proceedings

         Item 2    Changes in Securities

         Item 3    Defaults Upon Senior Securities

         Item 4    Submission of Matters to a Vote of Security Holders

         Item 5    Other Information

         Item 6    Exhibits and Reports on Form 8K


                  SIGNATURES

                          CASCADIA CAPITAL CORPORATION
                         (AN EXPLORATION STAGE COMPANY)


                              FINANCIAL STATEMENTS
                      (EXPRESSED IN UNITED STATES DOLLARS)
                                   (UNAUDITED)


                                 APRIL 30, 2001

CASCADIA CAPITAL CORPORATION
(An Exploration Stage Company)
BALANCE SHEET
(Expressed in United States Dollars)
(Unaudited)

================================================================================
                                                        April 30,    October 31,
                                                             2001           2000
--------------------------------------------------------------------------------

ASSETS

CURRENT
    Cash and cash equivalents                             $10,870        $22,398
================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT
  Accounts payable and accrued liabilities                $ 1,100       $ 2,500
                                                          -------       -------


STOCKHOLDERS' EQUITY
  Capital stock (Note 4)
    Authorized
      100,000,000 common shares with a par value of $0.0001
    Issued and outstanding
      October 31, 2000 - 4,740,000 common shares
      April 30, 2001 - 4,840,000 common shares                484           474
  Additional paid-in capital                               74,216        24,226
  Deficit accumulated during the exploration stage        (64,930)       (4,802)
                                                          -------       -------

                                                            9,770        19,898
                                                          -------       -------

                                                          $10,870       $22,398
================================================================================


HISTORY AND ORGANIZATION OF THE COMPANY (Note 1)

GOING CONCERN (Note 2)

On behalf of the Board of Directors:

/s/ Keith A. Ebert
------------------
Keith A. Ebert, Director




    The accompanying notes are an integral part of these financial statements

CASCADIA CAPITAL CORPORATION
(An Exploration Stage Company)
STATEMENT OF OPERATIONS
(Expressed in United States Dollars)
(Unaudited)



=======================================================================================================================
                                          Cumulative
                                             Amounts
                                                From
                                       Incorporation
                                                  on
                                         October 29,      Three Month     Three Month        Six Month        Six Month
                                             1999 to     Period Ended    Period Ended     Period Ended     Period Ended
                                           April 30,        April 30,       April 30,        April 30,        April 30,
                                                2001             2001            2000             2001             2000
-----------------------------------------------------------------------------------------------------------------------
EXPENSES
    Consulting fees                        $   4,780         $  4,780        $    --         $  4,780          $    --
    Filing and transfer agent fees             2,869            1,927             --            2,869               --
    Mineral property acquisition costs        50,000               --             --           50,000               --
    Office and miscellaneous                   2,581              166             26              279            2,232
    Professional fees                          4,700            2,200          1,500            2,200            1,500
                                           ---------         --------        -------         --------          -------


LOSS FOR THE PERIOD                        $ (64,930)        $ (9,073)       $(1,526)        $(60,128)         $(3,732)
======================================================================================================================


BASIC AND DILUTED LOSS PER SHARE                             $  (0.01)       $ (0.01)        $  (0.01)         $ (0.01)
======================================================================================================================


WEIGHTED AVERAGE SHARES
OUTSTANDING                                                 4,840,000      4,700,000        4,832,221        4,700,000
======================================================================================================================





    The accompanying notes are an integral part of these financial statements

CASCADIA CAPITAL CORPORATION
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
(Expressed in United States Dollars)
(Unaudited)



==============================================================================================================================
                                                     Common Stock
                                            -------------------------------                           Deficit
                                                    Number                                        Accumulated            Total
                                                 of Shares                        Additional       During the           Stock-
                                                Issued and                           Paid-in      Exploration         holders'
                                               Outstanding           Amount          Capital            Stage           Equity
------------------------------------------------------------------------------------------------------------------------------
INCEPTION, OCTOBER 29, 1999                            --          $    --        $      --        $      --        $       --

  Common shares issued for
     services                                   2,250,000              225            2,025               --             2,250

  Common shares issued for cash                 2,450,000              245            2,205               --             2,450

  Common shares issued for cash                    40,000                4           19,996               --            20,000

  Net loss for the period                              --               --               --           (4,802)           (4,802)
                                              -----------          -------        ---------        ---------        ----------

BALANCE, OCTOBER 31, 2000                       4,740,000          $   474        $  24,226        $  (4,802)       $   19,898

  Common shares issued for
     mineral claims option                        100,000               10           49,990               --            50,000

  Net loss for the period                              --               --               --          (60,128)          (60,128)
                                              -----------          -------        ---------        ---------        ----------

BALANCE, APRIL 30, 2001                         4,840,000          $   484        $  74,216        $ (64,930)       $    9,770
==============================================================================================================================










    The accompanying notes are an integral part of these financial statements

CASCADIA CAPITAL CORPORATION
(An Exploration Stage Company)
STATEMENT OF CASH FLOWS
(Expressed in United States Dollars)
(Unaudited)


=========================================================================================================================
                                                                             Cumulative
                                                                                Amounts
                                                                                   From
                                                                          Incorporation
                                                                                     on
                                                                            October 29,        Six Month        Six Month
                                                                                1999 to     Period Ended     Period Ended
                                                                              April 30,        April 30,        April 30,
                                                                                   2001             2001             2000
-------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Loss for the period                                                      $  (64,930)      $ (60,128)        $  (3,732)
    Item not affecting cash:
       Common shares allotted for services                                        2,250               --            2,250

    Changes in non-cash working capital items:
       Increase (decrease) in accounts payable and accrued liabilities            1,100           (1,400)           1,500
                                                                             ----------       ----------        ---------

    Net cash provided by (used in) operating activities                         (61,580)         (61,528)              18
                                                                             ----------       ----------        ---------


CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of shares                                                           70,000           50,000               --
    Share subscriptions received in advance                                       2,450               --            2,450
                                                                             ----------       ----------        ---------

    Net cash provided by financing activities                                    72,450           50,000            2,450
                                                                             ----------       ----------        ---------


CHANGE IN CASH POSITION DURING THE PERIOD                                        10,870          (11,528)           2,468


CASH POSITION, BEGINNING OF THE PERIOD                                               --           22,398               --
                                                                             ----------       ----------        ---------


CASH POSITION, END OF THE PERIOD                                             $   10,870       $   10,870        $   2,468
=========================================================================================================================

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS:
    Cash paid for income taxes                                                                $       --        $      --
    Cash paid for interest                                                                            --               --
=========================================================================================================================

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
    Common shares allotted for services                                      $    2,250       $       --        $   2,250
    Common shares allotted for mineral claims option                             50,000           50,000               --
=========================================================================================================================



    The accompanying notes are an integral part of these financial statements

CASCADIA CAPITAL CORPORATION
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
APRIL 30, 2001

================================================================================

1.       HISTORY AND ORGANIZATION OF THE COMPANY


         The Company was incorporated on October 29, 1999 under the laws of the State of Nevada to engage in any lawful business or activity for which corporations may be organized under the laws of the State of Nevada and effectively started its operations on November 1, 1999. The Company is in the business of exploration and development of mineral properties and has not yet determined whether its properties contain mineral resources that may be economically recoverable. The Company therefore has not reached the development stage and is considered to be an exploration stage company.

         The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' equity and cash flows at April 30, 2001 and for the periods then ended have been made. These financial statements should be read in conjunction with the audited financial statements of the Company for the year ended October 31, 2000. The results of operations for the period ended April 30, 2001 are not necessarily indicative of the results to be expected for the year ending October 31, 2001.

2.       GOING CONCERN

         These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The general business strategy of the Company is to acquire mineral properties either directly or through the acquisition of operating entities. The continued operations of the Company and the recoverability of mineral property costs is dependent upon the existence of economically recoverable reserves, confirmation of the Company's interest in the underlying mineral claims, the ability of the Company to obtain necessary financing to complete the development and upon future profitable production. The Company has incurred operating losses and requires additional funds to meet its obligations and maintain its operations. Management's plan in this regard is to raise equity financing as required. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from this uncertainty.


         =======================================================================

                                                           April 30, October 31,
                                                                2001       2000
         -----------------------------------------------------------------------

         Deficit accumulated during the exploration stage   $(64,930)  $(4,802)
         Working capital                                       9,770    19,898
         =======================================================================

CASCADIA CAPITAL CORPORATION
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
APRIL 30, 2001


================================================================================

3.       SIGNIFICANT ACCOUNTING POLICIES



         USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the period. Actual results could differ from these estimates.

         CASH AND CASH EQUIVALENTS

         Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

         RESOURCE PROPERTIES

         Costs of acquisition, exploration, carrying, and retaining unproven properties are expensed as incurred. Costs incurred in proving and developing a property ready for production are capitalized and amortized over the life of the mineral deposit or over a shorter period if the property is shown to have an impairment in value.

         ENVIRONMENTAL REQUIREMENTS

         At the report date, environmental requirements related to mineral claims acquired (Note 5) are unknown and therefore an estimate of any future cost cannot be made.

         INCOME TAXES

         Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expenses (benefit) result from the net change during the year of deferred tax assets and liabilities.

         Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

         ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS 137 to defer the effective date of SFAS 133 to fiscal quarters of fiscal years beginning after June 15, 1999. In June 2000, the FASB issued SFAS No. 138, which is a significant amendment to SFAS 133. The Company does not anticipate that the adoption of these statements will have a significant impact on its financial statements.

CASCADIA CAPITAL CORPORATION
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
APRIL 30, 2001


================================================================================

3.       SIGNIFICANT ACCOUNTING POLICIES (cont'd.....)

         COMPREHENSIVE INCOME

         The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". This statement establishes rules for the reporting of comprehensive income and its components. The adoption of SFAS 130 had no impact on total stockholders' equity as of April 30, 2001.

         STOCK-BASED COMPENSATION

         Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee is required to pay for the stock.

         LOSS PER SHARE

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). Under SFAS 128, basic and diluted earnings per share are to be presented. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares.

4.       CAPITAL STOCK

         During the period, the Company issued 100,000 common shares under Regulation S of the Securities Act of 1933 at a deemed price of $0.50 per share to the optionor of the mineral claims (Note 5b(i)).

5.       MINERAL CLAIMS

         On October 21, 2000, the Company entered into an option agreement to acquire a 100% undivided interest in certain mining claims known as the Thibert Creek Mining properties located in the Liard Mining Division of British Columbia. As the claims do not contain any known reserves, the acquisition costs will be expensed as incurred. To exercise its option, the Company must:

         a)  Pay the optionor the sum of $50,000 as follows:

             i)  $25,000 on or before December 31, 2001; and
             ii) an additional $25,000 on or before December 21, 2002.

CASCADIA CAPITAL CORPORATION
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
APRIL 30, 2001


================================================================================

5.       MINERAL PROPERTY (cont'd...)

         b) Issue to the optionor a total of 1,000,000 common shares of the Company as follows:

             i)   100,000 shares at a deemed price of $0.50 (Note 4);
             ii) 200,000 shares upon the completion of a first phase of a work program on the property;
             iii) 200,000 shares upon the completion of a second phase of a work program on the property; and
             iv) 500,000 shares upon the completion of a third phase of a work program on the property.

         c) Incur exploration expenditures of $100,000 on the property as follows:

             i)   $10,000 on or before September 1, 2001;
             ii)  a further $40,000 on or before June 1, 2002; and
             iii) a further $50,000 on or before December 31, 2002.

         Upon commencement of production, the Company is subject to a 3% net smelter returns royalty.


6.       INCOME TAXES

         For income tax purposes, the Company has a net operating loss carryforward ("NOL") at April 30, 2001 of approximately $64,930 expiring in 2014 if not offset against future federal taxable income. There may be certain limitations as to the future annual use of the NOLs due to certain changes in the Company's ownership.

         The Company has deferred tax assets of approximately $21,643 at April 30, 2001, resulting primarily from net operating loss carryforwards. The deferred tax assets have been fully offset by a valuation allowance resulting from the uncertainty surrounding their future realization.

         Computed "expected" tax benefit                               $ 21,643
         Decrease in tax benefit resulting from net operating loss
             for which no benefit is currently available                (21,643)
                                                                       --------

                                                                       $    --
                                                                       ========


7.       FINANCIAL INSTRUMENTS

         The Company's financial instruments consist of cash and cash equivalents, accounts payable and accrued liabilities. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

                               PLAN OF OPERATIONS

The following discussion of the plan of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the six months ended April 30, 2001. This quarterly report contains certain forward-looking statements and the Company's future operation results could differ materially from those discussed herein.

In October, 2000, we issued 40,000 shares at $0.50 per share under Regulation S to raise proceeds of $20,000. This small financing is sufficient to satisfy our cash requirements for the next 12 months assuming that our activities are limited to phase one and phase two exploration programs on our Thibert Creek Properties. Management of the Company will continue to actively seek new investors to increase our cash reserves which will permit management to seek additional mineral exploration properties.

We do not expect any significant changes in the number of our employees. Presently, we are fortunate to have the services of an experienced vice-president of exploration given our limited financial resources. Our current management team will satisfy our requirements for the foreseeable future.

We expect to acquire as many mineral exploration prospects as possible over the next 12 months given our limited financial resources. Where possible, we will issue common shares in payment of new mineral properties or options to acquire mineral properties to preserve our cash reserves.

Milestones for Exploration of the Thibert Creek Properties
----------------------------------------------------------

The Thibert Creek Properties are comprised of the PT claim block, the Vowel claim block and the Birch placer claim.

The first phase of exploration work on the PT claims is scheduled to commence July 1, 2001. The work will involve surveying a grid that covers the claim area with lines 1,000 metres long. A total of 11,000 metres of grid will be laid out with lines spaced 200 metres apart. At 25 metre intervals along each grid line magnetometer readings will be taken. Each of these sites or stations will then be marked with a flag and a soil sample taken. This will be followed up with a very low frequency electro-magnetic survey with readings taken at each station. This phase of the exploration work will generate three maps: [i] a magnetometer survey map; [ii] a VLF-EM survey map; and [iii] a geochemistry map. Interpretation of the survey results may identify one or more anomalous zones. The table below itemizes the cost for phase one in Canadian dollars.


--------------------------------------------------------------------------------------------------
ITEM                                           COST PER DAY          NUMBER            TOTAL COST
                                                                     OF DAYS
--------------------------------------------------------------------------------------------------
Wages for a four man crew                         $800.00               4               $3,200.00
Room and board for crew                           $300.00               4               $1,200.00
Vehicle and fuel                                  $125.00               4                 $500.00
440 soil samples/$12.00 per                                                             $5,280.00
Report writing and interpretation                                                       $1,500.00
                                                                                       $11,680.00
--------------------------------------------------------------------------------------------------

Phase one exploration work on the Vowel claims is scheduled to commence in the second half of July, 2001 following phase one exploration work on the PT claim block. The cost of phase one exploration work on the Vowel claim block will be minimized as crew and equipment will already be near this site. A grid survey will be completed over the claim area. A total of 8,000 meters of grid will be laid out with lines spaced 200 meters apart. Magnetometer readings will be taken and site soil samples will be collected. This work will be followed up with a very low frequency electromagnetic survey with readings taken at the soil sample sites. This exploration work will generate a magnetometer survey map, a VLF-EM survey map and a geochemistry map. The table below itemizes the cost for phase one work on the Vowel claim block in Canadian dollars.


--------------------------------------------------------------------------------------------------
ITEM                                         COST PER DAY          NUMBER            TOTAL COST
                                                                  OF DAYS

--------------------------------------------------------------------------------------------------
Wages for a four man crew                       $800.00              3                $2,400.00
Room and board for crew                         $300.00              3                  $900.00
Vehicle and fuel                                 $75.00              3                  $225.00
300 soil samples/$12.00 per                                                           $3,600.00
Report writing and interpretation                                                     $1,500.00
                                                                                      $8,625.00
--------------------------------------------------------------------------------------------------

All phase one and phase two work on the PT and Vowel claims will be paid for with cash on hand.

Phase two exploration on the PT and Vowel claims will cost approximately one half as much as phase one work and involves examination and delineation of phase one results. If anomalous zones are identified in phase one work on the PT or Vowel claims, they will be thoroughly examined by a team of two prospectors and rock samples will be collected for assay. These zones will be hand-trenched with a view to locating and mapping rocks responsible for the anomalies. If trenching succeeds in locating mineralization, a diamond drilling program would be scheduled.

Trenching on the PT claims will follow the plotting of the geochemical soil sampling results. The soil sample results plotted on the grid and located in the field will indicate the anomalous areas on the grid. The prospector's will return to these anomalous areas and map the outcropping rock, prospect and hand trench these areas and sample and assay any mineralization found. This exploration work would be undertaken approximately 3 weeks after the soil samples from phase one work on the PT claims are submitted for assay. The PT soil samples should be collected and sent to assay by mid July, 2001. Results should be available by early August, 2001. Accordingly, prospecting, mapping and trenching on the PT claims could be started by mid August, 2001.

The geophysical surveys, magnetometer and VLF-EM results should be plotted and interpreted by early September, 2001. These results along with trenching work should indicate the best targets for diamond drilling. Depending on the success of initial exploration work and our ability to secure additional financing, a drilling program could begin as early as mid October, 2001 on the PT claims.

The Vowel claims are at a higher elevation than the PT claims and for this reason phase one exploration work will start later in the season, likely after completion of phase one exploration work on the PT claims. The results from geochemical soil sampling, geophysical magnetometer work and VLF-EM survey would be plotted and interpreted by mid September, 2001. Prospecting, mapping, trenching and sampling would start on the Vowel claim in late September, 2001. Diamond drilling on the Vowel claim could start in late October, 2001 if trenching and geophysical surveys succeed in locating diamond drill targets and if financing for phase three work is secured.

The table below itemizes the cost of trenching and mapping the anomalous zones on each of the PT and Vowel claim blocks in Canadian dollars.

--------------------------------------------------------------------------------------------------
ITEM                                         COST PER DAY          NUMBER            TOTAL COST
                                                                   OF DAYS

--------------------------------------------------------------------------------------------------
Wages for two prospectors                       $500.00               5               $2,500.00
Room and board                                  $150.00               5                 $750.00
Vehicle and fuel                                $125.00               5                 $625.00
25 assays/$20 per                                                                       $500.00
                                                                                      $4,375.00
--------------------------------------------------------------------------------------------------

If assay results from mineralization are encouraging, a diamond drilling program would be conducted to delineate the size and shape of the mineralized zones. Assaying the drill core will establish the grade and value of mineralization. Depending on our success in earlier exploration work, a drilling program could begin in early winter of 2001. Weather conditions and the availability of financing will dictate whether this potential program is deferred until the spring of 2002. A program consisting of five 500-foot holes would be adequate for this phase. A benchmark for this type of target would be 10% combined Pb-Zn per ton and $50.00 per ton in Au and Ag values. Drilling costs would total approximately $62,500.00, $25.00/foot x 2 500 feet; drill core assays $2,000.00, $20.00/assay x 100 assays. The cost of employing a geologist to oversee drilling operations and log core is $7,000.00. All amounts are in Canadian dollars.

This phase three methodology would be employed on the Vowel and PT claims. However, work on the Vowel claims could be accelerated if trenches excavated in 1980 could be located. A drill program could also be fast-tracked on the Vowel claims if the trench samples taken during previous exploration could be repeated.

We have cash on hand to finance phase one and phase two exploration on the Vowel and PT Claims. We would be required to raise additional funds in the amount of approximately US$90,000 to fund a phase three diamond drilling program on both the PT and Vowel claim blocks. Financing for phase 3 would be sought from management's mining industry contacts including high net worth individuals and potentially other junior mining companies.

We will not generate revenues from operations unless we are successful in discovering mineralization which is capable of sustaining commercial production.

Our option on the Thibert Creek Properties also entitles us to do work on the Birch placer claim which is located at the confluence of Vowel and Thibert Creeks between the Vowel and PT claims. Our current cash position will not permit us to conduct exploration work on the Birch placer claim in 2001. We will carry out the minimum work requirement of $500 to keep the claim in good standing. When we have raised additional financing to proceed with exploration on the Birch placer claim, we will proceed with the following exploration program.

Testing the Birch claim will commence using a tracked excavator with a toothed 1 1/2-cubic-yard bucket. This work will be contracted out. A contractor from the nearby community of Telegraph Creek will perform the work in return for a percentage of the placer gold recovered from the workings. This kind of arrangement is common in northern British Columbia where contractors are employed to work ground whose title is controlled by another party. Prior the contractor's arrival in the area two or three additional placer claims will be staked in our name, guaranteeing that, in the event initial testing is successful, ground adjacent the Birch claim can be secured for future exploitation. Our proposed contractor is familiar with the area, having worked ground 3 miles north of the Birch claim in 1999 prior to relocating his operation to Telegraph Creek.

Excavated material will be passed through a pilot washing plant and the residual fraction weighed and tested for gold content. The black sand from this fraction will be concentrated and samples from the concentrate assayed.

"CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. Except for historical matters, the matters discussed in this Form 10-QSB are forward-looking statements based on current expectations and involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements under the following heading: "Plan of Operations" the timing and expected profitable results of sales and the need for no additional financing.

                                     PART II
                                OTHER INFORMATION

Item 1.           LEGAL PROCEEDINGS

                  None

Item 2            CHANGES IN SECURITIES AND USE OF PROCEEDS

                  None

Item 3            DEFAULTS UPON SENIOR SECURITIES

                  None

Item 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

Item 5            OTHER INFORMATION

                  None

Item 6            EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                           None

                  (b)      Reports on Form 8-K

                           None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          CASCADIA CAPITAL CORPORATION


Dated:  June 11, 2001      Per:     /s/ Keith A. Ebert
                                    --------------------------------------------
                                    Keith A. Ebert, President and Director