Form 10QSB
period 2001-07-31
CASCADIA CAPITAL CORP
filed 2001-09-14
CIK 1111695

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[xx] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 31, 2001

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


State the number of shares outstanding of each of the issuer's classes of common
equity, as of the latest practicable date:           4,900,000 common shares as
at July 31, 2001

Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

                          CASCADIA CAPITAL CORPORATION


                                      INDEX

PART 1.  FINANCIAL INFORMATION

         Item 1.    Financial Statements

                    Balance Sheet as of October 31, 2000 and July 31, 2001

                    Statement of Operations for the periods ended
                    July 31, 2000 and July 31, 2001

                    Consolidated Statements of Cash Flows for
                    the periods ended July 31, 2000 and July 31,
                    2001

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

         Item 6     Exhibits and Reports on Form 8K


         SIGNATURES

                          CASCADIA CAPITAL CORPORATION
                         (AN EXPLORATION STAGE COMPANY)


                              FINANCIAL STATEMENTS
                      (EXPRESSED IN UNITED STATES DOLLARS)
                                   (UNAUDITED)


                                  JULY 31, 2001

CASCADIA CAPITAL CORPORATION
(An Exploration Stage Company)
BALANCE SHEETS
(Expressed in United States Dollars)
(Unaudited)

===============================================================================================================================

                                                                                                     July 31,      October 31,
                                                                                                         2001             2000
-------------------------------------------------------------------------------------------------------------------------------


ASSETS


CURRENT
    Cash and cash equivalents                                                                  $       35,360  $        22,398
===============================================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT
    Accounts payable and accrued liabilities                                                   $        1,100  $         2,500
                                                                                               --------------  ---------------


STOCKHOLDERS' EQUITY
    Capital stock (Note 4)
       Authorized
          100,000,000 common shares with a par value of $0.0001
       Issued and outstanding
          October 31, 2000 - 4,740,000 common shares
          July 31, 2001 - 4,900,000 common shares                                                         490              474
    Additional paid-in capital                                                                        104,210           24,226
    Deficit accumulated during the exploration stage                                                  (70,440)          (4,802)
                                                                                               --------------  ---------------

                                                                                                       34,260           19,898
                                                                                               --------------  ---------------

                                                                                               $       35,360  $        22,398
===============================================================================================================================


HISTORY AND ORGANIZATION OF THE COMPANY (NOTE 1)


GOING CONCERN (NOTE 2)


On behalf of the Board of Directors:

/s/ Keith A. Ebert
------------------
Keith A. Ebert, Director




   The accompanying notes are an integral part of these financial statements

CASCADIA CAPITAL CORPORATION
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Expressed in United States Dollars)
(Unaudited)

===============================================================================================================================

                                                Cumulative
                                                   Amounts
                                                      From
                                             Incorporation
                                                        on
                                               October 29,      Three Month     Three Month       Nine Month       Nine Month
                                                   1999 to     Period Ended    Period Ended     Period Ended     Period Ended
                                                  July 31,         July 31,        July 31,         July 31,         July 31,
                                                      2001             2001            2000             2001             2000
-------------------------------------------------------------------------------------------------------------------------------

EXPENSES
    Consulting fees                        $         4,780  $            -   $           -   $         4,780  $            -
    Exploration fees                                 4,000            4,000              -             4,000               -
    Filing and transfer agent fees                   3,250              381              -             3,250               -
    Mineral property acquisition costs              50,000               -               -            50,000               -
    Office and miscellaneous                         2,610               29           2,236              308            2,262
    Professional fees                                5,800            1,100           1,000            3,300            2,500
                                           ---------------  ---------------  --------------  ---------------  ---------------


LOSS FOR THE PERIOD                        $       (70,440) $        (5,510) $       (3,236) $       (65,638) $        (4,762)
===============================================================================================================================


BASIC AND DILUTED LOSS PER SHARE                            $         (0.01)  $       (0.01) $         (0.01)  $        (0.01)
===============================================================================================================================


WEIGHTED AVERAGE SHARES
    OUTSTANDING                                                   4,850,000       4,700,000        4,838,148        4,700,000
===============================================================================================================================








    The accompanying notes are an integral part of these financial statements

CASCADIA CAPITAL CORPORATION
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
(Expressed in United States Dollars)
(Unaudited)

===============================================================================================================================


                                                     Common Stock                                    Deficit
                                           ---------------------------------
                                                    Number                                       Accumulated            Total
                                                 of Shares                       Additional       During the           Stock-
                                                Issued and                          Paid-in      Exploration         holders'
                                               Outstanding           Amount         Capital            Stage           Equity
------------------------------------------ ---------------- ---------------- --------------- ---------------- ----------------


INCEPTION, OCTOBER 29, 1999                            -    $           -    $           -   $           -    $           -

  Common shares issued for
     services                                   2,250,000              225            2,025              -             2,250

  Common shares issued for cash                 2,450,000              245            2,205              -             2,450

  Common shares issued for cash                    40,000                4           19,996              -            20,000

  Net loss for the period                              -                -                -           (4,802)          (4,802)
                                           --------------   --------------   --------------  --------------   --------------

BALANCE, OCTOBER 31, 2000                       4,740,000              474           24,226          (4,802)          19,898

  Common shares issued for
     mineral claims option                        100,000               10           49,990              -            50,000

  Common shares issued for cash                    60,000                6           29,994              -            30,000

  Net loss for the period                              -                -                -          (65,638)         (65,638)
                                           --------------   --------------   --------------  --------------   --------------

BALANCE, JULY 31, 2001                          4,900,000   $          490   $      104,210  $      (70,440)  $       34,260
===============================================================================================================================








    The accompanying notes are an integral part of these financial statements

CASCADIA CAPITAL CORPORATION
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)
(Unaudited)

===============================================================================================================================

                                                                                 Cumulative
                                                                                    Amounts
                                                                                       From
                                                                              Incorporation
                                                                                         on
                                                                                October 29,       Nine Month       Nine Month
                                                                                    1999 to     Period Ended     Period Ended
                                                                                   July 31,         July 31,         July 31,
                                                                                       2001             2001             2000
-------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Loss for the period                                                      $      (70,440) $       (65,638) $        (4,762)
    Items not affecting cash:
       Common shares allotted for services                                            2,250               -             2,250
       Common shares issued for mineral claims option                                50,000           50,000               -

    Changes in non-cash working capital items:
       Increase (decrease) in accounts payable and accrued liabilities                1,100           (1,400)           2,500
                                                                             --------------  ---------------  ---------------

    Net cash used in operating activities                                           (17,090)         (17,038)             (12)
                                                                             --------------  ---------------  ---------------


CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of shares                                                               52,450           30,000            2,450
                                                                             --------------  ---------------  ---------------

    Net cash provided by financing activities                                        52,450           30,000            2,450
                                                                             --------------  ---------------  ---------------


CHANGE IN CASH POSITION DURING THE PERIOD                                            35,360           12,962            2,438


CASH POSITION, BEGINNING OF THE PERIOD                                                   -            22,398               -
                                                                             --------------  ---------------  --------------


CASH POSITION, END OF THE PERIOD                                             $       35,360  $        35,360  $         2,438
===============================================================================================================================

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS:
    Cash paid for income taxes                                               $           -   $            -   $            -
    Cash paid for interest                                                               -                -                -
============================================================================ =============== ================ ================

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
    Common shares allotted for services                                      $        2,250  $            -   $         2,250
    Common shares issued for mineral claims option                                   50,000           50,000               -
============================================================================ =============== ================ ================


    The accompanying notes are an integral part of these financial statements

CASCADIA CAPITAL CORPORATION
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
JULY 31, 2001
================================================================================

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

         The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' equity and cash flows at July 31, 2001 and for the periods then ended have been made. These financial statements should be read in conjunction with the audited financial statements of the Company for the year ended October 31, 2000. The results of operations for the period ended July 31, 2001 are not necessarily indicative of the results to be expected for the year ending October 31, 2001.



2.       GOING CONCERN


         These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The general business strategy of the Company is to acquire mineral properties either directly or through the acquisition of operating entities. The continued operations of the Company and the recoverability of mineral property costs are dependent upon the existence of economically recoverable reserves, confirmation of the Company's interest in the underlying mineral claims, the ability of the Company to obtain necessary financing to complete the development and upon future profitable production. The Company has incurred operating losses and requires additional funds to meet its obligations and maintain its operations. Management's plan in this regard is to raise equity financing as required. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from this uncertainty.

         ======================================================================================================================
                                                                                                    July 31,     October 31,
                                                                                                        2001            2000
         ----------------------------------------------------------------------------------------------------------------------
         Deficit accumulated during the exploration stage                                    $       (70,440) $       (4,802)
         Working capital                                                                              34,260          19,898
         ======================================================================================================================

CASCADIA CAPITAL CORPORATION
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
JULY 31, 2001
================================================================================


3.       SIGNIFICANT ACCOUNTING POLICIES


         USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the period. Actual results could differ from these estimates.

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

CASCADIA CAPITAL CORPORATION
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
JULY 31, 2001
================================================================================



3.       SIGNIFICANT ACCOUNTING POLICIES (cont'd.....)

         COMPREHENSIVE INCOME

         The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". This statement establishes rules for the reporting of comprehensive income and its components. The adoption of SFAS 130 had no impact on total stockholders' equity as of July 31, 2001.

         STOCK-BASED COMPENSATION

         Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee is required to pay for the stock.

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


4.       CAPITAL STOCK

         On November 14, 2000, the Company issued 100,000 common shares under Regulation S of the Securities Act of 1933 at a deemed price of $0.50 per share to the optionor of the mineral claims (Note 5b(i)).

         On July 15, 2001, the Company issued 60,000 common shares at $0.50 per share for cash proceeds in the amount of $30,000.


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

CASCADIA CAPITAL CORPORATION
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
JULY 31, 2001
================================================================================



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

         c) Incur exploration expenditures of $100,000 on the property as follows:

             i)   $10,000 on or before September 1, 2001 ($4,000 paid);
             ii)  a further $40,000 on or before June 1, 2002; and
             iii) a further $50,000 on or before December 31, 2002.

         Upon commencement of production, the Company is subject to a 3% net smelter returns royalty.


6.       INCOME TAXES

         For income tax purposes, the Company has a net operating loss carryforward ("NOL") at July 31, 2001 of approximately $70,440 which will begin to expire in 2019 if not offset against future federal taxable income. There may be certain limitations as to the future annual use of the NOLs due to certain changes in the Company's ownership.

         The Company has deferred tax assets of approximately $23,480 at July 31, 2001, resulting primarily from net operating loss carryforwards. The deferred tax assets have been fully offset by a valuation allowance resulting from the uncertainty surrounding their future realization.

         Computed "expected" tax benefit                           $     23,480
         Decrease in tax benefit resulting from net operating loss
             for which no benefit is currently available                (23,480)
                                                                   ------------

                                                                   $         -
                                                                   ===========


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

                               PLAN OF OPERATIONS

The following discussion of the plan of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the nine months ended July 31, 2001. This quarterly report contains certain forward-looking statements and the Company's future operation results could differ materially from those discussed herein.

We currently have minimal ongoing cash requirements. Management of our company does not receive compensation and office space is provided to our company by management on a rent free basis. At the end of the fiscal period for the nine months ended July 31, 2001, we had approximately US$35,000 in our treasury. These funds will satisfy our cash requirements for the next 12 months. Management will continue to seek investors who are interested in subscribing for our common shares in order to fund exploration of our existing mining properties as well as the acquisition of new properties.

In July, 2001, management of our company completed phase one exploration on our PT claim block in the Liard Mining Division of British Columbia. Initial exploration was also carried out on our Birch Placer Claim. Management is currently reviewing exploration and assay results from phase one exploration to determine whether a phase two exploration program is warranted on the PT Claims and whether a phase one exploration program is warranted on the adjoining Vowel Claim block.

Management is reviewing particulars of additional properties in Southwest British Columbia for a potential acquisition.

Our company does not expect to purchase or sell any plant or significant equipment in the next 12 months nor do we expect significant changes in the number of our employees.

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

                               CASCADIA CAPITAL CORPORATION


Dated:  September 13, 2001     Per:    /s/ Keith A. Ebert
                                       -----------------------------------------
                                       Keith A. Ebert, President and Director