Form 10QSB
period 2001-01-31
CASCADIA CAPITAL CORP
filed 2001-11-16
CIK 1111695

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[xx] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2001

                        Commission file Number: 000-32035

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


State the number of shares outstanding of each of the issuer's classes of common
equity, as of the latest practicable date:        4,840,000 common shares as at
January 31, 2001

Transitional Small Business Disclosure Format (check one):  Yes [  ]    No [ X ]

                          CASCADIA CAPITAL CORPORATION


                                      INDEX

PART 1.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Balance Sheet as of October 31, 2000 and January 31, 2001

                  Statement of Operations for the periods ended
                  January 31, 2001

                  Consolidated Statements of Cash Flows for the periods ended January 31, 2001

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


                                JANUARY 31, 2001

CASCADIA CAPITAL CORPORATION
(An Exploration Stage Company)
BALANCE SHEETS
(Expressed in United States Dollars)
(Unaudited)


===============================================================================================================================

                                                                                                  January 31,      October 31,
                                                                                                         2001             2000
-------------------------------------------------------------------------------------------------------------------------------


ASSETS


CURRENT
    Cash and cash equivalents                                                                  $       18,843  $        22,398
===============================================================================================================================



LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT
    Accounts payable and accrued liabilities                                                   $           -   $         2,500
                                                                                               --------------  ---------------


STOCKHOLDERS' EQUITY
    Capital stock (Note 4)
       Authorized
          100,000,000 common shares with a par value of $0.0001
       Issued and outstanding
          October 31, 2000 - 4,740,000 common shares
          January 31, 2001 - 4,840,000 common shares                                                      484              474
    Additional paid-in capital                                                                         74,216           24,226
    Deficit accumulated during the exploration stage                                                  (55,857)          (4,802)
                                                                                               --------------  ---------------

                                                                                                       18,843           19,898
                                                                                               --------------  ---------------

                                                                                               $       18,843  $        22,398
===============================================================================================================================


HISTORY AND ORGANIZATION OF THE COMPANY (NOTE 1)

GOING CONCERN (Note 2)


On behalf of the Board of Directors:

/s/ Keith A. Ebert
------------------------
Keith A. Ebert, Director





    The accompanying notes are an integral part of these financial statements

CASCADIA CAPITAL CORPORATION
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Expressed in United States Dollars)
(Unaudited)

==============================================================================================================================

                                                                                 Cumulative
                                                                                    Amounts
                                                                                       From
                                                                              Incorporation
                                                                                         on
                                                                                October 29,      Three Month      Three Month
                                                                                    1999 to     Period Ended     Period Ended
                                                                                January 31,      January 31,      January 31,
                                                                                       2001             2001             2000
------------------------------------------------------------------------------------------------------------------------------


EXPENSES
    Filing and transfer agent fees                                           $          942  $           942  $            -
    Mineral property acquisition costs                                               50,000           50,000               -
    Office and miscellaneous                                                          2,415              113            2,206
    Professional fees                                                                 2,500               -             1,500
                                                                             --------------  ---------------  ---------------


LOSS FOR THE PERIOD                                                          $      (55,857) $       (51,055) $        (3,706)
==============================================================================================================================


BASIC AND DILUTED LOSS PER SHARE                                                             $        (0.01)  $        (0.01)
==============================================================================================================================


WEIGHTED AVERAGE SHARES
    OUTSTANDING                                                                                    4,840,000        4,700,000
==============================================================================================================================








    The accompanying notes are an integral part of these financial statements

CASCADIA CAPITAL CORPORATION
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
(Expressed in United States Dollars)
(Unaudited)


==============================================================================================================================


                                                     Common Stock
                                           ---------------------------------                         Deficit
                                                    Number                                       Accumulated            Total
                                                 of Shares                       Additional       During the           Stock-
                                                Issued and                          Paid-in      Exploration         holders'
                                               Outstanding           Amount         Capital            Stage           Equity
------------------------------------------------------------------------------------------------------------------------------


INCEPTION, OCTOBER 29, 1999                            -    $           -    $           -   $           -    $           -

  Common shares issued for
     services                                   2,250,000              225            2,025              -             2,250

  Common shares issued for cash                 2,450,000              245            2,205              -             2,450

  Common shares issued for cash                    40,000                4           19,996              -            20,000

  Net loss for the year                                -                -                -           (4,802)          (4,802)
                                           --------------   --------------   --------------  --------------   --------------

BALANCE, OCTOBER 31, 2000                       4,740,000   $          474   $       24,226  $       (4,802)  $       19,898

  Common shares issued for
     mineral claims option                        100,000               10           49,990              -            50,000

  Net loss for the period                              -                -                -          (51,055)         (51,055)
                                           --------------   --------------   --------------  --------------   --------------

BALANCE, JANUARY 31, 2001                       4,840,000   $          484   $       74,216  $      (55,857)  $       18,843
================================================================================================================================









    The accompanying notes are an integral part of these financial statements

CASCADIA CAPITAL CORPORATION
(An Exploration Stage Company)
STATEMENT OF CASH FLOWS
(Expressed in United States Dollars)
(Unaudited)


==============================================================================================================================

                                                                                 Cumulative
                                                                                    Amounts
                                                                                       From
                                                                              Incorporation
                                                                                         on
                                                                                October 29,      Three Month      Three Month
                                                                                    1999 to     Period Ended     Period Ended
                                                                                January 31,      January 31,      January 31,
                                                                                       2001             2001             2000
------------------------------------------------------------------------------------------------------------------------------


CASH FLOWS FROM OPERATING ACTIVITIES
    Loss for the period                                                      $      (55,857) $       (51,055) $        (3,706)
    Items not affecting cash:
       Common shares issued for services                                              2,250               -             2,250
       Common shares issued for mineral property                                     50,000           50,000               -

    Changes in non-cash working capital items:
       Increase (decrease) in accounts payable and accrued liabilities                   -            (2,500)           1,500
                                                                             --------------  ---------------  ---------------

    Net cash provided by (used in) operating activities                              (3,607)          (3,555)              44
                                                                             --------------  ---------------  ---------------


CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of shares                                                               20,000               -                -
    Share subscriptions received in advance                                           2,450               -             2,450
                                                                             --------------  ---------------  ---------------

    Net cash provided by financing activities                                        22,450               -             2,450
                                                                             --------------  ---------------  ---------------


CHANGE IN CASH POSITION DURING THE PERIOD                                            18,843           (3,555)           2,494


CASH POSITION, BEGINNING OF THE PERIOD                                                   -            22,398               -
                                                                             --------------  ---------------  ---------------


CASH POSITION, END OF THE PERIOD                                             $       18,843  $        18,843  $         2,494
==============================================================================================================================

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS:
    Cash paid for income taxes                                                               $            -   $            -
    Cash paid for interest                                                                                -                -
==============================================================================================================================

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
    Common shares issued for services                                        $        2,250  $            -   $         2,250
    Common shares issued for mineral claims option                                   50,000           50,000               -
==============================================================================================================================


    The accompanying notes are an integral part of these financial statements

CASCADIA CAPITAL CORPORATION
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
JANUARY 31, 2001

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

         The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' equity and cash flows at January 31, 2001 and for the period then ended have been made. These financial statements should be read in conjunction with the audited financial statements of the Company for the year ended October 31, 2000. The results of operations for the period ended January 31, 2001 are not necessarily indicative of the results to be expected for the year ending October 31, 2001.

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

         ====================================================================================================================

                                                                                                 January 31,     October 31,
                                                                                                        2001            2000
         --------------------------------------------------------------------------------------------------------------------
         Deficit accumulated during the exploration stage                                    $       (55,857) $       (4,802)
         Working capital                                                                              18,843          19,898
         ====================================================================================================================

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

CASCADIA CAPITAL CORPORATION
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
Expressed in United States Dollars)
(Unaudited)
JANUARY 31, 2001

================================================================================


3.       SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

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


         COMPREHENSIVE INCOME

         The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". This statement establishes rules for the reporting of comprehensive income and its components. The adoption of SFAS 130 had no impact on total stockholders' equity as of January 31, 2001.

CASCADIA CAPITAL CORPORATION
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
JANUARY 31, 2001

================================================================================


3.       SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

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


5.       MINERAL CLAIMS

         On October 21, 2000, the Company entered into an option agreement to acquire a 100% undivided interest in certain mining claims known as the Thibert Creek Mining properties located in the Liard Mining Division of British Columbia. As the claims do not contain any known reserves, the acquisition costs will be expensed as incurred. To exercise its option, the Company must:

         a)  Pay the optionor the sum of $50,000 as follows:

             i)  $25,000 on or before December 31, 2001; and
             ii) an additional $25,000 on or before December 31, 2002.

         b) Issue to the optionor a total of 1,000,000 common shares of the Company as follows:

             i)   100,000 shares at a deemed price of $0.50 per share (Note 4);
             ii) 200,000 shares upon the completion of a first phase of a work program on the property;
             iii) 200,000 shares upon the completion of a second phase of a work program on the property; and
             iv) 500,000 shares upon the completion of a third phase of a work program on the property.

CASCADIA CAPITAL CORPORATION
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
JANUARY 31, 2001

================================================================================


5.       MINERAL CLAIMS (cont'd...)

         c) Incur exploration expenditures of $100,000 on the property as follows:

             i)   $10,000 on or before September 1, 2001;
             ii)  a further $40,000 on or before June 1, 2002; and
             iii) a further $50,000 on or before December 31, 2002.

         Upon commencement of production, the Company is subject to a 3% net smelter returns royalty.


6.       INCOME TAXES

         For income tax purposes, the Company has a net operating loss carryforward ("NOL") at January 31, 2001 of approximately $55,857 expiring in 2014 if not offset against future federal taxable income. There may be certain limitations as to the future annual use of the NOLs due to certain changes in the Company's ownership.

         The Company has deferred tax assets of approximately $18,991 at January 31, 2001, resulting primarily from net operating loss carryforwards. The deferred tax assets have been fully offset by a valuation allowance resulting from the uncertainty surrounding their future realization.


         Computed "expected" tax benefit                                                     $        18,991
         Decrease in tax benefit resulting from net operating loss
             for which no benefit is currently available                                             (18,991)
                                                                                             ---------------

                                                                                             $            -
                                                                                             ===============


7.       FINANCIAL INSTRUMENTS

         The Company's financial instruments consist of cash and cash equivalents. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

                               PLAN OF OPERATIONS

The following discussion of the plan of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the three months ended January 31, 2001. This quarterly report contains certain forward-looking statements and the Company's future operation results could differ materially from those discussed herein.

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

-------------------------------------------------------------------------------------------------------
ITEM                                           COST PER DAY          NUMBER            TOTAL COST
                                                                     OF DAYS
-------------------------------------------------------------------------------------------------------
Wages for a four man crew                         $800.00               4               $3,200.00
Room and board for crew                           $300.00               4               $1,200.00
Vehicle and fuel                                  $125.00               4                 $500.00
440 soil samples/$12.00 per                                                             $5,280.00
Report writing and interpretation                                                       $1,500.00
                                                                                       $11,680.00
-------------------------------------------------------------------------------------------------------

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


-----------------------------------------------------------------------------------------------------
ITEM                                         COST PER DAY          NUMBER            TOTAL COST
                                                                  OF DAYS

-----------------------------------------------------------------------------------------------------
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

                                                                                      $8,625.00
----------------------------------------- ------------------- ----------------- ---------------------

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


-----------------------------------------------------------------------------------------------------
ITEM                                         COST PER DAY          NUMBER            TOTAL COST
                                                                   OF DAYS
-----------------------------------------------------------------------------------------------------
Wages for two prospectors                       $500.00               5               $2,500.00

Room and board                                  $150.00               5                 $750.00

Vehicle and fuel                                $125.00               5                 $625.00

25 assays/$20 per                                                                       $500.00
                                                                                      $4,375.00
-----------------------------------------------------------------------------------------------------

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

                                       CASCADIA CAPITAL CORPORATION


Dated:  November 16, 2001      Per:    /s/ Keith A. Ebert
                                       -----------------------------------------
                                       Keith A. Ebert, President and Director