Form 10KSB
period 2001-10-31
CASCADIA CAPITAL CORP
filed 2002-01-29
CIK 1111695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[xx] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED OCTOBER 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO ____

Commission file Number: 0-32035

CASCADIA CAPITAL CORPORATION

(Name of small business issuer in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

98-0222922

(I.R.S. Employer Identification Number)

Suite 2901

1201 Marinaside Crescent

Vancouver, British Columbia

V6Z 2V2

(Address of principal executive offices)

(604)681-9588

(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Shares

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

[ X ]

The Issuer's revenues for its fiscal year ended October 31, 2001 were $0.00.

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was $0.00 as the Registrant's shares are not yet listed or quoted on an exchange.

On October 31, 2001, the number of shares outstanding of the registrant's Common Stock was 4,900,000.

Transitional Small Business Disclosure Format (Check one): Yes ____; No __X__

PART I

BUSINESS

Item 1. Description of Business

We are a junior mineral exploration company. We have an option to acquire two blocks of hard rock mineral claims and one placer claim in the Liard Mining Division in the Province of British Columbia. We acquired our option on the Thibert Creek Properties in an arm's length negotiation with Mr. Gerry Diakow of Tsawwassen, British Columbia. Following our acquisition of the option on the Thibert Creek Properties, we offered Mr. Diakow the position of vice-president, exploration and acquisitions. Mr. Diakow will be overseeing our initial exploration on the Thibert Creek Properties and has been given the task of assembling our portfolio of mineral exploration properties in Western Canada and in the American Pacific Northwest.

Item 2. Description of Property

Office Premises

We operate from our offices at Suite 2901, 1201 Marinaside Crescent, Vancouver, British Columbia, V6Z 2V2, Canada. Space is provided to us on a rent free basis by Mr. Ebert, a director of the Company. We are not a party to any lease. It is anticipated that this arrangement will remain until we are able to generate revenue from operations and require additional office space for new employees. Management believes that this space will meet our needs for the foreseeable future.

Mining Properties

Our mining properties consist of a placer claim and two blocks of hardrock mineral claims administered by the British Columbia Ministry of Energy, Mines and Petroleum Resources. In area these properties total 1,100 acres. To maintain title over the mineral claims, we are required to expend $100 per claim in the first year we hold the claims and $200 per claim for each additional year we hold the claims beginning in 2003. The work requirement for our placer claim is $500 per year. Our properties are without known reserves. Our program is exploratory in nature.

Particulars of the claims are as follows:

Claim Name	Record Number	Anniversary Date	Year of Expiry
Vowel #7	364416	Nov. 15	2002
Vowel #8	364417	Nov. 15	2002
Vowel #9	364418	Nov 15	2002
Vowel #10	364419	Nov. 15	2002
Vowel #11	364420	Nov. 15	2002
Vowel #12	364421	Nov. 15	2002
Vowel #13	364422	Nov. 15	2002
Vowel #14	364423	Nov. 15	2002
PT #1	364396	Nov. 15	2002
PT #2	364397	Nov. 15	2002
PT #3	364398	Nov. 15	2002
PT #4	364399	Nov. 15	2002
PT #5	364400	Nov. 15	2002
PT #6	364401	Nov. 15	2002
PT #7	364402	Nov. 15	2002
PT#8	364403	Nov. 15	2002
PT#19	364442	Nov. 15	2002
PT#20	364443	Nov. 15	2002
Birch #1	364414	Nov. 15	2002

There are no historic mines or workings on our mining properties. The Thibert Creek fault, which is exposed north of our claim blocks, has been explored for Ni, Cu, Au and PGEs occurring in the footwall contact and quartz veins.

Vowel Mineral Claims

Location, Access and Infrastructure

The Vowel mineral claims are located 30 miles northwest of the Village of Dease Lake, B.C. on the north side of Thibert Creek and on the south-facing slope of Vowel Mountain. The claims lie at approximately 50 degrees, 50 minutes N. latitude and 130 degrees, 30 minutes W. longitude.

Access to the property can be gained by helicopter from the village of Dease Lake or by the Adsit Lake Mining road, a 4x4 road extending westward from the north end of Dease Lake along the south side of Thibert Creek and approaching within 1.5 kilometers of the property. Road access can be extended to the property for a modest expenditure.

Communication with the exploration camp will be maintained by radiotelephone. Fuel, groceries, accommodation and emergency facilities are available at the village of Dease Lake.

Physiography, Vegetation and Climate

The Vowel mineral claims are situated on the north side of Thibert Creek on the south-facing slope of Vowel Mountain. The claim area ranges in elevation from 3,400 feet to 5,200 feet above sea level. The property lies in the sub-alpine forest biotic zone and timberline occurs at approximately 4,700 feet.

The area experiences warm northern summers and cold winters, receiving low to moderate levels of precipitation, ranging between 15 and 50 inches annually. A moderate amount of precipitation occurs as snow.

Local Geology

The Vowel claim group is underlain by intercalated sedimentary and volcanic rocks of the French Range Formation. The volcanic rocks observed are generally either fine-grained greenish crystalline andesites or layered or banded fine grained, lithic andesitic tuffs. The sedimentary rocks observed include fine to coarse grained grey limestones, grey to brown aphanitic cherts with a strong conchoidal fracture, argillaceous mudstone, grey to black phyllite and a fine grained carbonaceous shale. These rocks appear to have undergone a mild degree of metamorphism and in places are silicified.

The rocks are thought to have been deposited in a pelagic marine environment, and some of the andesitic volcanics may exhibit a 'pillow' structure indicating sub-marine volcanic deposition.

Considerable folding and fracturing is observed throughout the area. Evidence of NE-SW folding with a northwesterly trending and shallow plunging fold axis is observable in a number of places, and what has been thought of as intercalations of volcanic members within the sedimentary section may be a post-depositional fault contact. The fold axis appears to steepen in some places.

PT Mineral Claims

Location, Access and Infrastructure

The PT mineral claims are located 25 miles northwest of the Village of Dease Lake, B.C. on the north side of Berry Creek straddling Adsit Lake Road. The claims lie at approximately 50 degrees, 46 minutes N. latitude and 130 degrees, 19 minutes W. longitude.

Access to the property can be gained by helicopter from the Village of Dease Lake or by the Adsit Lake mining road, a four by four road extending west from the north end of Dease Lake along the south side of Thibert Creek. Adsit Lake Road cuts through the northern half of the PT claims.

Communication with the exploration camp will be maintained by radio telephone. Fuel, groceries, accommodation and emergency facilities are available at the Village of Dease Lake.

Physiography, Vegetation and Climate

The PT mineral claims are situated on the north side of Berry Creek in an area which ranges in elevation from 2,800 feet to 4,000 feet above sea level. The property lies in the sub alpine forest biotic zone and timberline occurs at approximately 4,700 feet.

The area experiences warm northern summers and cold winters receiving low to moderate levels of precipitation ranging between 15 and 50 inches annually. A moderate amount of precipitation occurs as snow.

Local Geology

The PT claims on Berry Creek overlie the Kedahda Formation, a generally recessive, dominantly sedimentary succession [Watson and Mathews, 1944; Monger, 1969, 1975]. Discontinuous limestone, dolomitic limestone and dolostone units occur in the Kedahda Formation, particularly in the French Range. This is the case with respect to the PT claims where the volcanic sandstone or greywacke surrounds massive limestone bluffs. Large quartz stockworks are exposed in upper Berry Creek in the vicinity of the PT claims. However, no sulphides are observed in the quartz stockworks. Mineralization is observed at the limestone-greywacke contact on PT #7. The relationship between the greywacke-chert member of the Kedahda Formation and the succession exposed farther southwest where the PT claims are closest to the French Range is enigmatic [Gabrielse, 1998]. The rocks may be separated by an unrecognizable fault downthrown to the northeast. On the other hand, the French Range Formation strata, interpreted as representing a volcanic plateau upon which Permian, shallow water limestone was deposited, were succeeded to the northeast by deep water sediments which escaped significant erosion during a period of falling sea levels in late Permian time [Gabrielse, 1998]. Contacts of the French Range Formation with underlying parts of the Kedahda Formation are conformable and gradational [Monger, 1969]. The PT claims are predominantly covered by till and forested, with the bulk of the rock exposure occurring in creek beds. The Kedahda and French Formation lithologies are present on the claims; however, the contact between the two Formations has yet to be discovered and mapped.

The Birch Placer Claim

Location and Access

The Birch placer claim is located at the confluence of Vowel Creek and Thibert Creek. Access is by the Adsit Lake Mining road, a 4x4 road extending west from the north end of Dease Lake. The claim lies at approximately 50 degrees, 49 minutes N latitude and 130 degrees, 26 minutes W. longitude.

History

The ground covered by the Birch placer claim has never been placer mined. The property lies in a region which attracted hand mining operations in the 1920's. Early mining efforts in the area failed due to technical challenges which are readily addressed by modern placer mining technology and methods. A combination of physiographical factors in the area, the character of the placer gravels, the flat terrain, gentle slope of bedrock and thin overburden makes it possible to employ tracked excavators which are a highly efficient and low cost means of working placer deposits.

Our current exploration budget does not provide for expenditures on the Birch placer claim in 2002. A minimum work commitment of $500 will be made on the Birch placer claim to keep the claim in good standing.

Item 3. Legal Proceedings

We are not a party to any legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

The Company's 2001 annual general meeting is scheduled to be held on Friday, March 1, 2002 at Suite 1000, 409 Granville Street, Vancouver, British Columbia at 10:00 a.m. The Company's security holders will be requested to elect new directors, to appoint the Company's auditors for the 2001/2002 fiscal year and to ratify all actions taken by the officers and directors of the Company the preceding year. No other business is expected to be brought before the Company's shareholders at the 2001 annual general meeting. The Company's notice of annual general meeting, Schedule 14A proxy statement and proxy are being filed separately and are incorporated herein by reference.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

The Company's shares are not currently listed on any exchange or quotation system.

There are approximately 47 shareholders holding 4,900,000 of our issued common shares. There are no options or warrants to purchase additional common shares of the Company.

The Company does not expect to pay a dividend on its common stock in the foreseeable future. Payment of dividends in the future will depend on the Company's earnings and its cash requirements at that time.

Item 6. Plan of Operation

In October, 2000, we issued 40,000 shares at $0.50 per share under Regulation S to raise proceeds of $20,000. This small financing is sufficient to satisfy our cash requirements for the next 12 months assuming that our activities are limited to phase one and phase two exploration programs on our Thibert Creek Properties. In July, 2001, we received an additional subscription for 60,000 shares at $0.50 per share under Regulation S which will add $30,000 to our working capital position. Management of the Company will continue to actively seek new investors to increase our cash reserves which will permit management to seek additional mineral exploration properties.

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

On June 29, 2001, the first phase of exploration work on our PT Claims commenced with the issuance to our company of work permit #SMI-01-0101689-091 by the British Columbia Ministry of Energy and Mines. A crew of two men comprised of our Vice-President of Exploration and a geophysical technologist started work on the PT Claims on July 2, 2001. The exploration team completed geological mapping, prospecting and geochemical sampling. The work involved surveying a grid covering the claim area and the taking of magnatometer readings and soil samples. This work was followed up with a very low frequency electro magnetic survey at the grid stations. Assay results on the PT Claims returned precious metal findings but not at levels that justify proceeding with a phase two program on the PT Claims.

Our phase one exploration program on the PT Claims was budgeted at $8,000. Expenditures to date on phase one exploration of the PT Claims are approximately $5,500. Our final expenditure on phase one for the PT Claims was on budget. In addition to the phase one exploration program on the PT Claims, Mr. Diakow and his assistant staked 12 additional claims in the name of our company along the western boundary of the PT Claims. These claims, named the Bell 1 to Bell 12 Claims, will ensure that our company adequately covers the most interesting geological prospects found in this area.

Phase one exploration work on the Vowel claims is scheduled to commence as soon as weather permits in the 2002 exploration season. The cost of phase one exploration work on the Vowel claim block will be minimized as crew and equipment will already be near this site. A grid survey will be completed over the claim area. A total of 8,000 meters of grid will be laid out with lines spaced 200 meters apart. Magnetometer readings will be taken and site soil samples will be collected. This work will be followed up with a very low frequency electromagnetic survey with readings taken at the soil sample sites. This exploration work will generate a magnetometer survey map, a VLF-EM survey map and a geochemistry map. The table below itemizes the cost for phase one work on the Vowel claim block.

Item	Cost per day	Number of Days	Total cost
Wages for a four man crew	$550.00	3	$1,650.00
Room and board for crew	$206.00	3	$618.00
Vehicle and fuel	$52.00	3	$156.00
300 soil samples/$8.27 per			$2,482.00
Report writing and interpretation			$1,035.00
			$5,941.00

All phase one and phase two work on the Vowel claims will be paid for with cash on hand.

Phase two exploration on the Vowel claims will cost approximately one half as much as phase one work and involves examination and delineation of phase one results. If anomalous zones are identified in phase one work on the Vowel claims, they will be thoroughly examined by a team of two prospectors and rock samples will be collected for assay. These zones will be hand-trenched with a view to locating and mapping rocks responsible for the anomalies. If trenching succeeds in locating mineralization, a diamond drilling program would be scheduled.

The Vowel claims are at a higher elevation than the PT claims and for this reason phase one exploration work has been delayed until the 2002 exploration season. Prospecting, mapping, trenching and sampling could start on the Vowel claim in late May, 2002. Diamond drilling on the Vowel claim could start in late September, 2002 if trenching and geophysical surveys succeed in locating diamond drill targets and if financing for phase three work is secured.

The table below itemizes the cost of trenching and mapping the anomalous zones on the Vowel claim blocks.

Item	Cost per day	Number of Days	Total cost
Wages for two prospectors	$345.00	5	$1,725.00
Room and board	$103.00	5	$515.00
Vehicle and fuel	$86.00	5	$430.00
25 assays/$14 per			$350.00
			$3,020.00

If assay results from mineralization are encouraging, a diamond drilling program would be conducted to delineate the size and shape of the mineralized zones. Assaying the drill core will establish the grade and value of mineralization. Depending on our success in earlier exploration work, a drilling program could begin in early autumn 2002. Weather conditions and the availability of financing will dictate whether this potential program is deferred until the spring of 2003. A program consisting of five 500-foot holes would be adequate for this phase. A benchmark for this type of target would be 10% combined Pb-Zn per ton and $35.00 per ton in Au and Ag values. Drilling costs would total approximately $42,500.00, $17.00/foot x 2,500 feet; drill core assays $1,400.00, $14.00/assay x 100 assays. The cost of employing a geologist to oversee drilling operations and log core is $4,800.00.

This phase three methodology would be employed on the Vowel claims. However, work on the Vowel claims could be accelerated if trenches excavated in 1980 could be located. A drill program could also be fast-tracked on the Vowel claims if the trench samples taken during previous exploration could be repeated.

We will not generate revenues from operations unless we are successful in discovering mineralization which is capable of sustaining commercial production.

Our option on the Thibert Creek Properties also entitles us to do work on the Birch placer claim which is located at the confluence of Vowel and Thibert Creeks between the Vowel and PT claims. Our current cash position will not permit us to conduct exploration work on the Birch placer claim in 2002. We will carry out the minimum work requirement of $500 to keep the claim in good standing. When we have raised additional financing to proceed with exploration on the Birch placer claim, we will proceed with the following exploration program.

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

We have completed phase one exploration on the PT Claims at a cost of $5,500. We have cash on hand to finance phase one and phase two on the Vowel Claims. We currently have working capital of approximately $30,000. This provides us with enough working capital to complete the exploration expenditures required under our option agreement to keep our option in good standing until December 31, 2002. Our estimated cash on hand of $30,000 is not enough capital to complete a phase three diamond drilling program on the Vowel Claim block. We estimate approximately $100,000 would be required for a phase three diamond drilling program on this claim block. Cash on hand following the first two phases of exploration on the Vowel Claims would permit us to commence a drilling program on one of our claim blocks.

In addition to the exploration expenditures outlined above for our Vowel and PT Claims, we will incur the following additional costs to keep our mineral property option in good standing. To acquire our option on the Thibert Creek Properties, we issued Mr. Diakow 100,000 common shares at a deemed price of $0.50 per share. To keep our option in good standing, we issued Mr. Diakow 50,000 shares on December 31, 2001 and are required to pay $25,000 on or before December 31, 2002. We are also required to issue Mr. Diakow 200,000 common shares upon the completion of a phase one work program on the Thibert Creek Properties subject to an independent engineering or geological report detailing work done on the property and recommending further work on the property. In the event a phase two exploration program is warranted on the property, we would be required to issue Mr. Diakow an additional 200,000 common shares on completion of the phase two work program subject to an independent engineering or geological report detailing work done on the property and recommending a third phase work program. In the event a phase three work program is warranted, we would be required to issue Mr. Diakow a final allotment of 500,000 of our common shares on completion of the phase 3 work program subject to production of an independent engineering or geological report detailing work done on the property and recommending that the property be put into commercial production.

The option agreement also requires that we incur exploration expenditures on our properties totaling $100,000. $10,000 was spent on or before September 1, 2001, a further $40,000 is required on or before June 1, 2002 and a final $50,000 is required on or before December 31, 2002.

In the event all necessary exploration expenditures, cash payments and share issuances have been made, we will earn a 100% undivided right to the Thibert Creek Properties subject to a 3% net smelter return payable to Mr. Diakow.

Item 7. Financial Statements

Our audited financial statements for the fiscal year ended October 31, 2001 are included as part of this Form 10KSB following the signature page of this Form 10KSB.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with our accountants on any accounting and financial disclosure for the fiscal year ended October 31, 2001.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons;

Compliance with Section 16(a) of the Exchange Act.

Biographical Information on our Officers and Directors:

KEITH EBERT was appointed to his positions on October 30, 1999. Mr. Ebert devotes his time on an as needed basis which he expects to be approximately ten hours per month. During the calendar year ended December 31, 2000, Mr. Ebert dedicated approximately 150 hours to the business of operating our company. Mr. Ebert is not a director or officer of any other reporting company however Mr. Ebert acts as a contract consultant to other companies who pay Mr. Ebert for his services. Mr. Ebert's consulting obligations take up the majority of Mr. Ebert's working hours.

Mr. Ebert is a qualified Mechanical Engineer BA Sc., MECH (UBC) (1987). For the period from May, 1997 to the present, Mr. Ebert has been self employed managing his investment portfolio. Mr. Ebert worked for Marleau, Lemire Securities Inc. from February, 1993 to July, 1995 as manager of North American West Coast institutional sales. Mr. Ebert worked for C.M. Oliver & Co. Ltd. from July, 1995 to May, 1997 as manager of North American West Coast institutional sales. Marleau, Lemire Securities Inc. and C.M. Oliver & Co. Ltd. were broker dealers registered by the Investment Dealers Association of Canada. In addition to being a qualified mechanical engineer, Mr. Ebert has passed the Canadian Investment Dealers Association's branch manager's exam and partners, directors and officers' exam. Mr. Ebert acted as branch manager of C.M. Oliver & Co. Ltd. in London, England from October, 1995 to January, 1997.

GERRY DIAKOW was appointed to his position on November 14, 2000. Mr. Diakow is not a director or officer of any other reporting company. Mr. Diakow is a consulting geologist and works for other companies who pay Mr. Diakow for his services. The majority of Mr. Diakow's working hours are spent on his consulting obligations. Mr. Diakow joined our company on November 14, 2000. Mr. Diakow spent approximately 50 hours working on our corporate business between his appointment and the end of the 2000 calendar year.

From January, 1999 to the present, Mr. Diakow has acted as a contract project manager for Trilogy Minerals Inc., a public company listed on the Canadian Venture Exchange. From June, 1997 to January, 1999, Mr. Diakow acted as President of Pacific Mining Co., a privately held Honduran mineral exploration company. From January, 1994 until June, 1997, Mr. Diakow acted as President of Cimarron Corp., a privately held British Columbia mining exploration company. Mr. Diakow graduated with a BSc. in Chemistry from Vancouver City College and the University of British Columbia. Mr. Diakow also studied civil and structural engineering at the British Columbia Institute of Technology. Mr. Diakow has been engaged primarily in mineral exploration for the past 34 years. Mr. Diakow has been employed by major mineral exploration companies such as Union Carbide Mining Exploration as a diamond drilling supervisor, Canadian Superior Mining Exploration as a field geologist and Anaconda Mining Exploration as a field data processor. Mr. Diakow has worked in mineral exploration extensively in Canada, the Western United States and in Central America. Mr. Diakow is a member of the American Society of Economic Geologists.

There are no family relationships among the directors or executive officers of the Company.

No director or executive officer of ours has been a director or executive officer of any business which has filed a bankruptcy petition or had a bankruptcy petition filed against it. No director or executive officer of ours has been convicted of a criminal offence or is the subject of a pending criminal proceeding. No director or executive officer of ours has been the subject of any order, judgment or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

No director or officer of ours has been found by a court to have violated a federal or state securities or commodities law.

Item 10. Executive Compensation

Compensation received by officers, directors, and management personnel will be determined from time to time by our Board of Directors. Officers, directors, and management personnel will be reimbursed for any out-of-pocket expenses incurred on our behalf.

Other than as described above, none of our directors or officers receive any other compensation for their services. The salaries shown in the following table are for three months of fiscal 2000/2001 only.

SUMMARY COMPENSATION TABLE
					Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principle Position	Year	Salary ($)	Bonus ($)	Other Annual Comp- ensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Option/SARs (#)	LTIP Payouts ($)	All Other Comp- ensation ($)
Keith Ebert, President and Director	2000/ 2001	0.00	0.00	0.00	0.00	0	0.00	0.00
Gerry Diakow, Vice-President, Exploration and Acquisition	2000 2001	0.00	0.00	0.00	0.00	0	0.00	0.00

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table provides information regarding the beneficial ownership of our common stock as of October 31, 2001 by:

* each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock,

* each of our directors and named executive officers, and

* all of our directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common	Keith Ebert Suite 2901 1201 Marinaside Crescent Vancouver, B.C. V6Z 2V2	2,500,000 shares Direct Ownership	51.65%
Common	Gerry Diakow 1537 - 54th Street Tsawwassen, B.C.	100,000 shares Direct Ownership	2.07%
Common	Management as a Group including directors and executive officers	2,600,000 shares Direct Ownership	53.72%

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees. Subject to community property laws, the persons or entities named in the table above have sole voting and investment power with respect to all shares indicated as beneficially owned by them.

Changes in Control. We are not aware of any arrangements which may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-B.

Item 12. Certain Relationships and Related Transactions

We issued 2,250,000 common shares at a deemed price of $0.001 per share to Mr. Keith Ebert on November 1, 1999. Mr. Ebert was issued these shares in consideration for his services in organizing our company, acting as a director and officer and building our business plan. Mr. Ebert is our President, Secretary, Chief Financial Officer and a director.

On November 16, 2000, we issued Mr. Gerry Diakow 100,000 common shares in consideration for our option on the Thibert Creek Properties. This acquisition was done at arm's length. Mr. Diakow was subsequently appointed as an officer of Cascadia. Mr. Diakow is our Vice-President of exploration and acquisitions.

Mr. Gerry Diakow is the registered owner of the Thibert Creek Properties. We acquired an option to acquire the Thibert Creek Properties from Mr. Diakow under an option agreement dated October 21, 2000. In order to fully exercise our option on the Thibert Creek Properties, we are required to make cash payments to Mr. Diakow and to issue shares of our common stock upon certain milestones being achieved.

To acquire our option on the Thibert Creek Properties, we issued Mr. Diakow 100,000 common shares at a deemed price of $0.50 per share. To keep our option in good standing, we issued Mr. Diakow 50,000 shares at $0.50 per share on December 31, 2001 and are required to pay Mr. Diakow $25,000 on or before December 31, 2002. We are also required to issue Mr. Diakow 200,000 common shares upon the completion of a phase one work program on the Thibert Creek Properties subject to an independent engineering or geological report detailing work done on the property and recommending further work on the property. In the event a phase two exploration program is warranted on the property, we would be required to issue Mr. Diakow an additional 200,000 common shares on completion of the phase two work program subject to an independent engineering or geological report detailing work done on the property and recommending a third phase work program. In the event a phase three work program is warranted, we would be required to issue Mr. Diakow a final allotment of 500,000 of our common shares on completion of the phase 3 work program subject to production of an independent engineering or geological report detailing work done on the property and recommending that the property be put into commercial production.

The option agreement also requires that we incur exploration expenditures on our properties totaling $100,000. $10,000 was spent on or before September 1, 2001, a further $40,000 on or before June 1, 2002 and a final $50,000 is required on or before December 31, 2002.

In the event all necessary exploration expenditures, cash payments and share issuances have been made, we will earn a 100% undivided right to the Thibert Creek Properties subject to a 3% net smelter return payable to Mr. Diakow.

We have no policy with respect to entering into transactions with members of management or affiliated companies. Any non arm's length transaction we consider will be reviewed and voted on by disinterested members of our board of directors.

Item 13. Exhibits, List and Reports on Form 8-K.

(A) Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation filed October 29, 1999, as filed with the Issuer's Form 10-SB (file no. 0-32035) filed on November 30, 2000 incorporated herein by reference.
3.3	Bylaws as filed with the Issuer's Form 10-SB (file no. 0-32035) on November 30, 2000 incorporated herein by reference.
13.1	Form 10QSB for the period ended January 31, 2001, filed on November 16, 2001, incorporated herein by reference.
13.2	Form 10QSB for the period ended April 30, 2001, filed on June 13, 2001, incorporated herein by reference.
13.3	Form 10QSB for the period ended July 31, 2001, filed on September 14, 2001, incorporated herein by reference.

(B) Reports on Form 8-K

The Company did not file any Form 8-K's during the fiscal year ending October 31, 2001.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASCADIA CAPITAL CORPORATION

Dated: January 28, 2002 Per: /s/Keith A. Ebert

Keith A. Ebert, President, C.F.O. and Director

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Keith A. Ebert

Keith A. Ebert, President, C.F.O. and Director

January 28, 2002

Date

CASCADIA CAPITAL CORPORATION

(An Exploration Stage Company)

FINANCIAL STATEMENTS

(Expressed in United States dollars)

OCTOBER 31, 2001

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of

Cascadia Capital Corporation

(An Exploration Stage Company)

We have audited the balance sheets of Cascadia Capital Corporation (An Exploration Stage Company) as at October 31, 2001 and 2000 and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at October 31, 2001 and 2000 and the results of its operations and its cash flows for the years then ended in accordance with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred a net loss since inception and has had no revenues and has a minimal working capital position at October 31, 2001 and 2000. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Davidson & Company

DAVIDSON & COMPANY

Vancouver, Canada	Chartered Accountants

January 15, 2002

CASCADIA CAPITAL CORPORATION

(An Exploration Stage Company)

BALANCE SHEETS

(Expressed in United States Dollars)

As at October 31

	2001	2000

ASSETS

Current
Cash and cash equivalents	$28,880	$22,398

LIABILITIES AND STOCKHOLDERS' EQUITY

Current
Accounts payable and accrued liabilities	$2,600	$2,500

Stockholders' equity
Capital stock (Note 4)
Authorized
100,000,000 common shares with a par value of $0.0001
Issued and outstanding
October 31, 2001 4,900,000 common shares
October 31, 2000 4,740,000 common shares	490	474
Additional paid-in capital	104,210	24,226
Deficit accumulated during the exploration stage	(78,420)	(4,802)

	26,280	19,898

	$28,880	$22,398

History and organization of the Company (Note 1)

Going concern (Note 2)

On behalf of the Board of Directors:

/s/ Keith A. Ebert

Keith A. Ebert, Director

The accompanying notes are an integral part of these financial statements.

CASCADIA CAPITAL CORPORATION

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

(Expressed in United States Dollars)

	Cumulative Amounts From Incorporation on October 29, 1999 to October 31, 2001	Year Ended October 31, 2001	Year Ended October 31, 2000

EXPENSES
Consulting fees	$7,280	$7,280	$-
Exploration fees	6,500	6,500	-
Filing and transfer agent fees	4,710	4,710	-
Mineral property acquisition costs	50,000	50,000	-
Office and miscellaneous	2,630	328	2,302
Professional fees	7,300	4,800	2,500

Loss for the period	$(78,420)	$(73,618)	$(4,802)

Basic and diluted loss per share		$(0.02)	$(0.01)

Weighted average number of shares outstanding		4,854,247	4,700,877

The accompanying notes are an integral part of these financial statements.

CASCADIA CAPITAL CORPORATION

(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY

(Expressed in United States Dollars)

	Common Stock			Deficit
	Number of Shares Issued and Outstanding	Amount	Additional Paid-in Capital	Accumulated During the Exploration Stage	Total Stock- holders' Equity

Inception, October 29, 1999	-	$-	$-	$-	$-

Common shares issued for services	2,250,000	225	2,025	-	2,250

Common shares issued for cash	2,450,000	245	2,205	-	2,450

Common shares issued for cash	40,000	4	19,996	-	20,000

Net loss for the year	-	-	-	(4,802)	(4,802)

Balance, October 31, 2000	4,740,000	474	24,226	(4,802)	19,898

Common shares issued for
mineral claims option	100,000	10	49,990	-	50,000

Common shares issued for cash	60,000	6	29,994	-	30,000

Net loss for the year	-	-	-	(73,618)	(73,618)

Balance, October 31, 2001	4,900,000	$490	$104,210	$(78,420)	$26,280

The accompanying notes are an integral part of these financial statements.

CASCADIA CAPITAL CORPORATION

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

(Expressed in United States Dollars)

	Cumulative Amounts From Incorporation on October 29, 1999 to October 31, 2001	Year Ended October 31, 2001	Year Ended October 31, 2000

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the year	$(78,420)	$(73,618)	$(4,802)
Items not affecting cash:
Common shares allotted for services	2,250	-	2,250
Common shares issued for mineral claims option	50,000	50,000	-

Changes in non-cash working capital items:
Increase in accounts payable and accrued liabilities	2,600	100	2,500

Net cash used in operating activities	(23,570)	(23,518)	(52)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of shares	52,450	30,000	20,000
Share subscriptions received in advance	-	-	2,450

Net cash provided by financing activities	52,450	30,000	22,450

Change in cash and cash equivalents during the year	28,880	6,482	22,398

Cash and cash equivalents, beginning of the year	-	22,398	-

Cash and cash equivalents, end of the year	$28,880	$28,880	$22,398

Supplemental disclosure with respect to cash flows:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	-	-	-

Supplemental disclosure of non-cash activities:
Common shares allotted for services	$2,250	$-	$2,250
Common shares issued for mineral claims option	50,000	50,000	-

The accompanying notes are an integral part of these financial statements.

CASCADIA CAPITAL CORPORATION

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Expressed in United States Dollars)

OCTOBER 31, 2001

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

	October 31, 2001	October 31, 2000

Deficit accumulated during the exploration stage	$(78,420)	$(4,802)
Working capital	26,280	19,898

3. SIGNIFICANT ACCOUNTING POLICIES

Generally accepted accounting principles

These financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America.

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

CASCADIA CAPITAL CORPORATION

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Expressed in United States Dollars)

OCTOBER 31, 2001

3. SIGNIFICANT ACCOUNTING POLICIES (cont'd)

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

Recent accounting pronouncements

Effective June 1, 2001, the Company adopted the SEC's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101"). SAB 101 provides guidance related to revenue recognition.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all future business combinations and specifies criteria that intangible assets acquired in a business combination must be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives, and reviewed for impairment in accordance with SFAS No. 121. The Company has adopted the provisions of SFAS 141 and SFAS 142 as of July 1, 2001.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS 143") "Accounting for Asset Retirement Obligations" that records the fair value of the liability for closure and removal costs associated with the legal obligations upon retirement or removal of any tangible long-lived assets. The initial recognition of the liability will be capitalized as part of the asset cost and amortized over its estimated useful life. SFAS 143 is required to be adopted effective January 1, 2003.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144") "Accounting for the Impairment or Disposal of Long-Lived Assets" that supersedes Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 is required to be adopted effective January 1, 2002.

CASCADIA CAPITAL CORPORATION

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Expressed in United States Dollars)

OCTOBER 31, 2001

3. SIGNIFICANT ACCOUNTING POLICIES (cont'd)

Recent accounting pronouncements (cont'd)

The adoption of these new pronouncements is not expected to have a material effect on the Company's financial position or results of operations.

Accounting for derivative instruments and hedging activities

Effective August 31, 2000, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. This statement requires companies to record derivatives on the balance sheet as assets or liabilities at their fair value. In certain circumstances, changes in the value of such derivatives may be required to be recorded as gains or losses. The impact of this statement did not have a material effect on the Company's financial statements.

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

Earnings (loss) per share

Basic earnings (loss) per share is computed by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share takes into consideration shares of common stock outstanding (computed under basic earnings per share) and potentially dilutive shares of common stock. Diluted earnings (loss) per share is not presented separately from earnings (loss) per share as the exercise of any warrants and options would be anti-dilutive.

4. CAPITAL STOCK

On November 1, 1999, the Company allotted 2,450,000 of its common shares for proceeds of $2,450 and allotted 2,250,000 of its common shares at a deemed value of $2,250 for services rendered.

On October 23, 2000, the Company issued 40,000 common shares, under Regulation S of the Securities Act of 1933, at a price of $0.50 per share for total proceeds of $20,000.

On November 14, 2000, the Company issued 100,000 common shares under Regulation S of the Securities Act of 1933 at a deemed price of $0.50 per share to the optionor of the mineral claims (Note 5b(i)).

On July 15, 2001, the Company issued 60,000 common shares at $0.50 per share for cash proceeds in the amount of $30,000.

CASCADIA CAPITAL CORPORATION

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Expressed in United States Dollars)

OCTOBER 31, 2001

5. MINERAL CLAIMS

Thibert Creek

Under an agreement dated October 21, 2000 and subsequently amended on July 18, 2001, the Company entered into an option agreement to acquire a 100% undivided interest in certain mining claims known as the Thibert Creek Mining properties located in the Liard Mining Division of British Columbia. As the claims do not contain any known reserves, the acquisition costs will be expensed as incurred. To exercise its option, the Company must:

a) Pay the optionor the sum of $25,000 on or before December 31, 2002.

b) Issue to the optionor a total of 1,050,000 common shares of the Company as follows:

i) 100,000 shares at a deemed price of $0.50 (issued);

ii) 50,000 shares at a deemed price of $0.50 on December 31, 2001;

iii) 200,000 shares upon the completion of a first phase of a work program on the property;

iv) 200,000 shares upon the completion of a second phase of a work program on the property; and

v) 500,000 shares upon the completion of a third phase of a work program on the property.

c) Incur exploration expenditures of $100,000 on the property as follows:

i) $10,000 on or before September 1, 2001 ($4,000 spent);

ii) a further $40,000 on or before June 1, 2002; and

iii) a further $50,000 on or before December 31, 2002.

Upon commencement of production, the Company is subject to a 3% net smelter returns royalty.

As the Company has not met the required amount of expenditures relating to its working program, and has not, to date, issued the 50,000 shares as set out in b (ii), it is technically in default of its option agreement. The Company is currently in the process of issuing the 50,000 shares and re-amending the agreement.

New Westminster

On October 1, 2001, the Company entered into an option agreement to acquire a 100% undivided interest in certain mining claims known as the Keefers Mining properties located in the New Westminster Division of British Columbia. As the claims do not contain any known reserves, the acquisition costs will be expensed as incurred. To exercise its option, the Company must:

a) Pay the optionor the sum of $10,000 as follows:

i) $2,500 upon execution of the agreement (paid); and

ii) an additional $7,500 on or before December 21, 2002.

b) Issue to the optionor a total of 500,000 common shares of the Company as follows:

i) 100,000 shares upon the completion of a first phase of a work program on the property;

ii) 100,000 shares upon the completion of a second phase of a work program on the property; and

iii) 300,000 shares upon the completion of a third phase of a work program on the property.

CASCADIA CAPITAL CORPORATION

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Expressed in United States Dollars)

OCTOBER 31, 2001

5. MINERAL CLAIMS (cont'd)

New Westminster (cont'd)

c) Incur exploration expenditures of $50,000 on the property as follows:

i) $10,000 on or before July 31, 2002;

ii) a further $20,000 on or before December 31, 2002; and

iii) a further $20,000 on or before July 31, 2003.

Upon commencement of production, the Company is subject to a 3% net smelter returns royalty.

6. INCOME TAXES

The Company's total deferred tax asset as at October 31 is as follows:

	2001	2000

Tax benefit of net operating loss carryforward	$ 26,000	$ 1,600
Valuation allowance	(26,000)	(1,600)

	$ -	$ -

The Company has a net operating loss carryforward of approximately $78,000 which, if not used, will begin to expire in the year 2019. The Company has provided a full valuation allowance on the deferred tax asset because of the uncertainty regarding realizability.

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