Form 10QSB
period 2002-01-31
CASCADIA CAPITAL CORP
filed 2002-03-13
CIK 1111695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[xx] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2002

Commission file Number: 000-32035

CASCADIA CAPITAL CORPORATION

(Exact name of small business issuer as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

98-0222922

(I.R.S. Employer Identification Number)

Suite 800

885 West Georgia Street

Vancouver, British Columbia

V6C 3H1

(Address of principal executive offices)

(604)643-3153

(Issuer's telephone number)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 15,925,000 common shares as at January 31, 2002

Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

CASCADIA CAPITAL CORPORATION

INDEX

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheet as of January 31, 2002

Statement of Operations for the periods ended

January 31, 2002 and January 31, 2001

Statements of Cash Flows for the periods ended

January 31, 2002 and January 31, 2001

Consolidated Statements of Changes in Stockholders' Equity

Notes to Consolidated Financial Statements

Item 2 Plan of Operation

PART II. OTHER INFORMATION

Item 1 Legal Proceedings

Item 2 Changes in Securities

Item 3 Defaults Upon Senior Securities

Item 4 Submission of Matters to a Vote of Security Holders

Item 5 Other Information

Item 6 Exhibits and Reports on Form 8K

SIGNATURES

CASCADIA CAPITAL CORPORATION

(An Exploration Stage Company)

FINANCIAL STATEMENTS

(Expressed in United States Dollars)

(Unaudited)

JANUARY 31, 2002

CASCADIA CAPITAL CORPORATION

(An Exploration Stage Company)

BALANCE SHEETS

(Expressed in United States Dollars)

(Unaudited)

<table>
	January 31, 2002	October 31, 2001

ASSETS

Current
Cash and cash equivalents	$ 26,131	$ 28,880

LIABILITIES AND STOCKHOLDERS' EQUITY

Current
Accounts payable and accrued liabilities	$ 2,600	$ 2,600

Stockholders' equity
Capital stock (Note 4)
Authorized
100,000,000 common shares with a par value of $0.0001
Issued and outstanding
October 31, 2001 15,925,000 common shares
January 31, 2002 15,925,000 common shares	1,593	1,593
Additional paid-in capital	103,107	103,107
Deficit accumulated during the exploration stage	(81,169)	(78,420)

	23,531	26,280

	$ 26,131	$ 28,880

</table>

History and organization of the Company (Note 1)

Going concern (Note 2)

Subsequent events (Note 8)

On behalf of the Board of Directors:

/s/Keith Ebert

Keith Ebert, Sole Director

The accompanying notes are an integral part of these financial statements.

CASCADIA CAPITAL CORPORATION

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

(Expressed in United States Dollars)

(Unaudited)

<table>
	Cumulative Amounts From Incorporation on October 29, 1999 to January 31, 2002	Three Month Period Ended January 31, 2002	Three Month Period Ended January 31, 2001

EXPENSES
Consulting fees	$7,280	$-	$-
Exploration fees	6,500	-	-
Filing and transfer agent fees	5,451	741	942
Mineral property acquisition costs	50,000	-	50,000
Office and miscellaneous	2,674	44	113
Professional fees	9,264	1,964	-

Loss for the period	$ (81,169)	$(2,749)	$(51,055)

Basic and diluted loss per share		$(0.01)	$(0.01)

Weighted average number of shares outstanding		15,925,000	15,730,000

</table>

The accompanying notes are an integral part of these financial statements.

CASCADIA CAPITAL CORPORATION

(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY

(Expressed in United States Dollars)

(Unaudited)

<table>
	Common Stock			Deficit
	Number of Shares Issued and Outstanding	Amount	Additional Paid-in Capital	Accumulated During the Exploration Stage	Total Stock- holders' Equity

Inception, October 29, 1999	-	$-	$-	$-	$-

Common shares issued for services	7,312,500	731	1,519	-	2,250

Common shares issued for cash	7,962,500	797	1,653	-	2,450

Common shares issued for cash	130,000	13	19,987	-	20,000

Net loss for the year	-	-	-	(4,802)	(4,802)

Balance, October 31, 2000	15,405,000	1,541	23,159	(4,802)	19,898

Common shares issued for
mineral claims option	325,000	32	49,968	-	50,000

Common shares issued for cash	195,000	20	29,980	-	30,000

Net loss for the year	-	-	-	(73,618)	(73,618)

Balance, October 31, 2001	15,925,000	1,593	103,107	(78,420)	26,280

Net loss for the period	-	-	-	(2,749)	(2,749)

Balance, January 31, 2002	15,925,000	$1,593	$103,107	$(81,169)	$23,531

</table>

The accompanying notes are an integral part of these financial statements.

CASCADIA CAPITAL CORPORATION

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

(Expressed in United States Dollars)

(Unaudited)

<table>
	Cumulative Amounts From Incorporation on October 29, 1999 to January 31, 2002	Three Month Period Ended January 31, 2002	Three Month Period Ended January 31, 2001

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$(81,169)	$(2,749)	$(51,055)
Items not affecting cash:
Common shares issued for services	2,250	-	-
Common shares issued for mineral property	50,000	-	50,000

Changes in non-cash working capital items:
Increase (decrease) in accounts payable and accrued liabilities	2,600	-	(2,500)

Net cash used in operating activities	(26,319)	(2,749)	(3,555)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of shares	52,450	-	-

Net cash provided by financing activities	52,450	-	-

Change in cash and equivalents during the period	26,131	(2,749)	(3,555)

Cash and equivalents, beginning of the period	-	28,880	22,398

Cash and equivalents, end of the period	$ 26,131	$26,131	$18,843

Supplemental disclosure with respect to cash flows:
Cash paid for income taxes		$-	$-
Cash paid for interest		-	-

Supplemental disclosure of non-cash activities:
Common shares issued for services	$ 2,250	$-	$-
Common shares issued for mineral property	50,000	-	50,000

</table>

The accompanying notes are an integral part of these financial statements.

CASCADIA CAPITAL CORPORATION

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Expressed in United States Dollars)

(Unaudited)

JANUARY 31, 2002

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

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' equity and cash flows at January 31, 2002 and for the period then ended have been made. These financial statements should be read in conjunction with the audited financial statements of the Company for the year ended October 31, 2001. The results of operations for the period ended January 31, 2002 are not necessarily indicative of the results to be expected for the year ending October 31, 2002.

2. GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The general business strategy of the Company is to acquire mineral properties either directly or through the acquisition of operating entities. The continued operations of the Company are dependent upon the discovery of economically recoverable mineral reserves, confirmation of the Company's interest in the underlying mineral claims, the ability of the Company to obtain necessary financing to complete the development and upon future profitable production. The Company has incurred operating losses and requires additional funds to meet its obligations and maintain its operations. Management's plan in this regard is to raise equity financing as required. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from this uncertainty.

<table>
	January 31, 2002	October 31, 2001

Deficit accumulated during the exploration stage	$ (81,169)	$ (78,420)
Working capital	23,531	26,280

</table>

3. SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles of the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the period. Actual results could differ from these estimates.

CASCADIA CAPITAL CORPORATION

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Expressed in United States Dollars)

(Unaudited)

JANUARY 31, 2002

3. SIGNIFICANT ACCOUNTING POLICIES (cont'd)

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

Income taxes

Income taxes are provided in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expenses (benefit) result from the net change during the year of deferred tax assets and liabilities.

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

In July 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all future business combinations and specifies criteria that intangible assets acquired in a business combination must be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives, and reviewed for impairment in accordance with SFAS No. 142. The Company has adopted the provisions of SFAS No. 141 and SFAS No. 142 as of July 1, 2001.

In July 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations" that records the fair value of the liability for closure and removal costs associated with the legal obligations upon retirement or removal of any tangible long-lived assets. The initial recognition of the liability will be capitalized as part of the asset cost and amortized over its estimated useful life. SFAS No. 143 is required to be adopted effective January 1, 2003.

CASCADIA CAPITAL CORPORATION

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Expressed in United States Dollars)

(Unaudited)

JANUARY 31, 2002

3. SIGNIFICANT ACCOUNTING POLICIES (cont'd)

Recent accounting pronouncements (cont'd)

In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" that supersedes SFAS No. 121 "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 is required to be adopted effective January 1, 2002.

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

4. CAPITAL STOCK

On November 1, 1999, the Company issued 2,450,000 of its common shares for proceeds of $2,450 and issued 2,250,000 of its common shares at a deemed value of $2,250 for services rendered.

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

JANUARY 31, 2002

5. MINERAL CLAIMS

Thibert Creek (cont'd)

b) Issue to the optionor a total of 1,050,000 common shares of the Company as follows:

i) 100,000 shares at a deemed price of $0.50 (issued);

ii) 50,000 shares at a deemed price of $0.50 on December 31, 2001 (issued, Note 8);

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

Upon commencement of production, the claims are subject to a 3% net smelter returns royalty.

As at January 31, 2002, the Company has not met the required amount of expenditures relating to its working program, and has not issued the 50,000 shares as set out in b (ii). Consequently it is technically in default of its option agreement. Subsequent to the three month period ended January 31, 2002, the Company issued the 50,000 shares and is currently in the process of re-amending the agreement.

New Westminster

On October 1, 2001, the Company entered into an option agreement to acquire a 100% undivided interest in certain mining claims known as the Keefers Mining properties located in the New Westminster Mining Division of British Columbia. As the claims do not contain any known reserves, the acquisition costs will be expensed as incurred. To exercise its option, the Company must:

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

CASCADIA CAPITAL CORPORATION

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Expressed in United States Dollars)

(Unaudited)

JANUARY 31, 2002

5. MINERAL CLAIMS (cont'd)

New Westminster (cont'd)

Upon commencement of production, the claims are subject to a 3% net smelter returns royalty.

6. INCOME TAXES

The Company's total deferred tax asset is as follows:

	January 31, 2002	October 31, 2001

Tax benefit of net operating loss carryforward	$ 27,000	$ 26,000
Valuation allowance	(27,000)	(26,000)

	$ -	$ -

The Company has a net operating loss carryforward of approximately $81,000 which, if not used, will begin to expire in the year 2019. The Company has provided a full valuation allowance on the deferred tax asset because of the uncertainty regarding realizability.

7. FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash and cash equivalents and accounts payable and accrued liabilities. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

8. SUBSEQUENT EVENTS

On February 4, 2002, the Company issued 50,000 common shares under Regulation S of the Securities Act of 1933 at an agreed value of $0.50 per share in connection with a mineral property option agreement dated October 21, 2000 and subsequently amended on July 18, 2001.

On February 18, 2002, the Company forward split its stock on a 3.25:1 basis. Accordingly, all references to number of common shares and per share data in the accompanying financial statements have been adjusted to reflect the stock split on a retroactive basis.

PLAN OF OPERATIONS

The following discussion of the plan of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the three months ended January 31, 2002. This quarterly report contains certain forward-looking statements and the Company's future operation results could differ materially from those discussed herein.

We currently have minimal ongoing cash requirements. Management of our company does not receive compensation and office space is provided to our company by management on a rent free basis. At the end of the fiscal period for the three months ended January 31, 2002, we had approximately US$28,000 in our treasury. These funds will satisfy our cash requirements for the next 12 months. Management will continue to seek investors who are interested in subscribing for our common shares in order to fund exploration of our existing mining properties as well as the acquisition of new properties.

In July, 2001, management of our company completed phase one exploration on our PT claim block in the Liard Mining Division of British Columbia. Initial exploration was also carried out on our Birch Placer Claim. Management has reviewed the initial exploration results on the Company's PT claims and has determined that no further exploration on these claims is warranted at this time. The Company is preparing a phase 1 exploration program on the adjoining Vowel claim block.

On October 1, 2001, the Company acquired the Keefers claim block in Southwest British Columbia on the following terms:

The Option will be fully exercised by the Company:

(i) paying the Optionor the sum of $10,000 as follows:

(A) $2,500 on execution of the Agreement (paid); and

(B) an additional $7,500 on or before December 31, 2002.

(ii) allotting and issuing to the Optionor a total of 500,000 fully paid and non-assessable common shares in the capital of the Company as follows:

(A) 100,000 shares upon the completion of the first phase of a work program on the Property, subject to production of an acceptable engineering or geological report detailing the work done on the Property and recommending further work on the Property;

(B) 100,000 shares upon the completion of the second phase of a work program on the Property, subject to production of an acceptable engineering or geological report detailing the work done on the Property and recommending further work on the Property; and

(C) 300,000 shares upon the completion of the third phase of a work program on the Property, subject to the production of an acceptable engineering or geological report detailing the work done on the Property and recommending further work on the Property.

(iii) incurring Exploration Expenditures of $50,000 on the Property as follows:

(A) $10,000 on or before July 31, 2002;

(B) a further $20,000 on or before December 31, 2002; and

(C) a further $20,000 on or before July 31, 2003.

In the event that the Company spends, in any of the above periods, less than the specified sum, it may pay the Optionor the difference between the amount it actually spent and the specified sum before the expiry of that period in full satisfaction of the expenditures specified. In the event that the Company spends, in any period, more than the specified sum, the excess shall be carried forward and applied to the expenditures to be made in succeeding periods.

Management is currently developing a phase one exploration program for the Keefers claims.

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

CASCADIA CAPITAL CORPORATION

Dated: March 11, 2002 Per: /s/Keith A. Ebert

Keith A. Ebert, President and Director