Form 10QSB
period 2002-04-30
CASCADIA CAPITAL CORP
filed 2002-06-12
CIK 1111695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  April 30, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from [ ] to [ ]

Commission file number 000-27131

Cascadia Capital Corporation (Exact name of small business issuer as specified in its charter)
Nevada (State or other jurisdiction of incorporation or organization)	98-0222922 (I.R.S. Employer Identification No.)
Suite 800 - 885 West Georgia Street Vancouver, British Columbia V6C 3H1 (Address of principal executive offices)
(604) 687-5700 (Issuer's telephone number)
not applicable (Former name, former address and former fiscal year, if changed since last report)

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes [ ]     No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

16,087,500 common shares outstanding as of June 1, 2002

Transitional Small Business Disclosure Format (Check one):      Yes [ ]     No [X]

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

DISCLOSURE

To: The Shareholders of Cascadia Capital Corporation

It is the opinion of management that the interim financial statements for the quarter ended April 30, 2002 include all adjustments necessary in order to ensure that the financial statements are not misleading.

Vancouver, British Columbia
Date: June 11, 2002

/s/ Keith Ebert
Director of Cascadia Capital Corporation

CASCADIA CAPITAL CORPORATION
(An Exploration Stage Company)

FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)

APRIL 30, 2002

CASCADIA CAPITAL CORPORATION
(An Exploration Stage Company)
BALANCE SHEETS
(Expressed in United States Dollars)
(Unaudited)
	April 30, 2002	October 31, 2001

ASSETS
Current
Cash	$21,722	$28,880

LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable and accrued liabilities	$3,500	$2,600

Stockholders' equity
Capital stock (Note 4)
Authorized
100,000,000 common shares with a par value of $0.0001
Issued and outstanding
October 31, 2001 - 15,925,000 common shares
April 30, 2002 - 16,087,500 common shares	1,609	1,593
Additional paid-in capital	128,091	103,107
Deficit accumulated during the exploration stage	(111,478)	(78,420)
	18,222	26,280
	$21,722	$28,880

History and organization of the Company (Note 1)

Going concern (Note 2)

The accompanying notes are an integral part of these financial statements.

CASCADIA CAPITAL CORPORATION
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Expressed in United States Dollars)
(Unaudited)

	Cumulative Amounts From Incorporation on October 29, 1999 to April 30, 2002	Three Month Period Ended April 30, 2002	Three Month Period Ended April 30, 2001	Six Month Period Ended April 30, 2002	Six Month Period Ended April 30, 2001

EXPENSES
Consulting fees	$7,280	$-	$4,780	$-	$4,780
Exploration fees	4,000	-	-	-	-
Filing and transfer agent fees	8,750	3,299	1,927	4,040	2,869
Mineral property acquisition costs	77,500	25,000	-	25,000	50,000
Office and miscellaneous	2,684	10	166	54	279
Professional fees	11,264	2,000	2,200	3,964	2,200
Loss for the period	$(111,478)	$(30,309)	$(9,073)	$(33,058)	$(60,128)
Basic and diluted loss per share		$(0.01)	$(0.01)	$(0.01)	$(0.01)
Weighted average number of shares outstanding		16,080,278	15,730,000	16,000,833	15,704,718

The accompanying notes are an integral part of these financial statements.

CASCADIA CAPITAL CORPORATION
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
(Expressed in United States Dollars)
(Unaudited)

	Common Stock
	Number of Shares Issued and Outstanding	Amount	Additional Paid-in Capital	Deficit Accumulated During the Exploration Stage	Total Stock- holders' Equity

Inception, October 29, 1999	-	$-	$-	$-	$-

Common shares issued for services	7,312,500	731	1,519	-	2,250

Common shares issued for cash	7,962,500	797	1,653	-	2,450

Common shares issued for cash	130,000	13	19,987	-	20,000

Net loss for the year	-	-	-	(4,802)	(4,802)

Balance, October 31, 2000	15,405,000	1,541	23,159	(4,802)	19,898

Common shares issued for mineral claims option	325,000	32	49,968	-	50,000

Common shares issued for cash	195,000	20	29,980	-	30,000

Net loss for the year	-	-	-	(73,618)	(73,618)

Balance, October 31, 2001	15,925,000	1,593	103,107	(78,420)	26,280

Common shares issued for mineral claims option	162,500	16	24,984	-	25,000

Net loss for the period	-	-	-	(33,058)	(33,058)

Balance, April 30, 2002	16,087,500	$1,609	$128,091	$(111,478)	$18,222

The accompanying notes are an integral part of these financial statements.

CASCADIA CAPITAL CORPORATION
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)
(Unaudited)

	Cumulative Amounts From Incorporation on October 29, 1999 to April 30, 2002	Six Month Period Ended April 30, 2002	Six Month Period Ended April 30, 2001

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$(111,478)	$(33,058)	$(60,128)
Items not affecting cash:
Common shares issued for services	2,250	-	-
Common shares issued for mineral property	75,000	25,000	50,000

Changes in non-cash working capital items:
Increase (decrease) in accounts payable and accrued liabilities	3,500	900	(1,400)

Net cash used in operating activities	(30,728)	(7,158)	(11,528)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of shares	52,450	-	-

Net cash provided by financing activities	52,450	-	-

Change in cash during the period	21,722	(7,158)	(11,528)

Cash, beginning of the period	-	28,880	22,398

Cash, end of the period	$21,722	$21,722	$10,870

Supplemental disclosure with respect to cash flows:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	-	-	-

Supplemental disclosure of non-cash activities:
Common shares issued for services	$2,250	$-	$-
Common shares issued for mineral property	75,000	25,000	50,000

The accompanying notes are an integral part of these financial statements.

CASCADIA CAPITAL CORPORATION
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
APRIL 30, 2002

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

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' equity and cash flows at April 30, 2002 and for the period then ended have been made. These financial statements should be read in conjunction with the audited financial statements of the Company for the year ended October 31, 2001. The results of operations for the period ended April 30, 2002 are not necessarily indicative of the results to be expected for the year ending October 31, 2002.

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

	April 30, 2002	October 31, 2001

Deficit accumulated during the exploration stage	$(111,478)	$(78,420)
Working capital	18,222	26,280

CASCADIA CAPITAL CORPORATION
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
APRIL 30, 2002

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

Cash

The Company considers all investments with a maturity of three months or less to be cash.

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

CASCADIA CAPITAL CORPORATION
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
APRIL 30, 2002

3. SIGNIFICANT ACCOUNTING POLICIES (cont'd.)

Recent accounting pronouncements (cont'd.)

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

4. CAPITAL STOCK

On November 1, 1999, the Company issued 7,962,500 of its common shares for proceeds of $2,450 and issued 7,312,500 of its common shares at an agreed value of $2,250 for services rendered.

On October 23, 2000, the Company issued 130,000 common shares, under Regulation S of the Securities Act of 1933, for total proceeds of $20,000.

On November 14, 2000, the Company issued 325,000 common shares under Regulation S of the Securities Act of 1933 at an agreed value of $50,000 per share to the optionor of the mineral claims (Note 5b(i)).

On July 15, 2001, the Company issued 195,000 common shares for cash proceeds in the amount of $30,000.

On February 4, 2002, the Company issued 162,500 common shares under Regulation S of the Securities Act of 1933 at an agreed value of $25,000 per share to the optionor of the mineral claims (Note 5b(ii)).

On February 18, 2002, the Company forward split its stock on a 3.25:1 basis. Accordingly, all references to number of common shares and per share data in the accompanying financial statements have been adjusted to reflect the stock split on a retroactive basis.

CASCADIA CAPITAL CORPORATION
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
APRIL 30, 2002

5. MINERAL CLAIMS

Thibert Creek

Under an agreement dated October 21, 2000 and subsequently amended on July 18, 2001 and on December 31, 2001, the Company entered into an option agreement to acquire a 100% undivided interest in certain mining claims known as the Thibert Creek Mining properties located in the Liard Mining Division of British Columbia. To exercise its option, the Company must:

a) Pay the optionor the sum of $25,000 on or before December 31, 2002.

b) Issue to the optionor a total of 3,412,500 common shares of the Company as follows:

i) 325,000 shares at an agreed value of $50,000 (issued);

ii) 162,500 shares at an agreed value of $25,000 on December 31, 2001 (issued);

iii) 650,000 shares upon the completion of a first phase of a work program on the property;

iv) 650,000 shares upon the completion of a second phase of a work program on the property; and

v) 1,625,000 shares upon the completion of a third phase of a work program on the property.

c) Incur exploration expenditures of $50,000 on the property as follows:

i) $3,000 on or before December 31, 2001 ( spent);

ii) a further $17,000 on or before September 1, 2002; and

iii) a further $30,000 on or before June 1, 2003.

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

CASCADIA CAPITAL CORPORATION
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
APRIL 30, 2002

5. MINERAL CLAIMS (cont'd.)

New Westminster (cont'd.)

b) Issue to the optionor a total of 1,625,000 common shares of the Company as follows:

i) 325,000 shares upon the completion of a first phase of a work program on the property;

ii) 325,000 shares upon the completion of a second phase of a work program on the property; and

iii) 975,000 shares upon the completion of a third phase of a work program on the property.

c) Incur exploration expenditures of $50,000 on the property as follows:

i) $10,000 on or before July 31, 2002;

ii) a further $20,000 on or before December 31, 2002; and

iii) a further $20,000 on or before July 31, 2003.

Upon commencement of production, the claims are subject to a 3% net smelter returns royalty.

6. INCOME TAXES

The Company's total deferred tax asset is as follows:

	April 30, 2002	October 31, 2001

Tax benefit of net operating loss carryforward	$37,740	$26,000
Valuation allowance	(37,740)	(26,000)

	$-	$-

The Company has a net operating loss carryforward of approximately $111,000 which, if not used, will begin to expire in the year 2019. The Company has provided a full valuation allowance on the deferred tax asset because of the uncertainty regarding realizability.

7. FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash and accounts payable and accrued liabilities. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

Item 2. Management's Discussion and Analysis or Plan of Operation

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

As used in this quarterly report, the terms "we", "us", "our", and "Cascadia" mean Cascadia Capital Corporation, unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements.

General

We were incorporated in the state of Nevada on October 29, 1999. Since our incorporation, we have been in the business of the exploration and development of mineral properties. Because we have not yet determined whether our properties contain mineral resources that may be economically recoverable, we have not reached the development stage and are considered an "exploration stage" company.

We are currently a party to two separate option agreements respecting each of the Thibert Creek Properties and the Keefers Properties. In July, 2001, our company completed phase one exploration on certain claims which form part of the Thibert Creek Properties and, upon review of the initial exploration results, we determined that no further exploration of those claims was warranted at that time. With respect to the Keefers Properties, we are continuing to develop a phase one exploration program. Over the twelve months ending April 30, 2003, we intend to continue with the exploration of our mineral properties, including the Thibert Creek Properties and the Keefers Properties.

Effective December 31, 2001, we entered into a Mineral Option Amending Agreement with Gerry Diakow with respect to the Thibert Creek Properties. Pursuant to the terms of the Mineral Option Amending Agreement, the Exploration Expenditures to be incurred by our company (as detailed in the original Option Agreement dated October 21, 2000 and subsequently in an amendment dated July 18, 2001), were amended as follows:

(A) $3,000 on or before December 31, 2001 (already spent);

(B) a further $17,000 on or before September 1, 2002; and

(C) a further $30,000 on or before June 1, 2003.

Cash Requirements

Over the twelve month period ending April 30, 2003, we will have to raise funds in order to meet our operating requirements and to continue with the exploration of our mineral properties in order to comply with our contractual obligations. We expect to raise these funds through the sale of our equity securities and/or debt financing.

Product Research and Development

In connection with the mineral property agreement (as amended) between our company and our Vice President of Exploration and Acquisitions, in respect of the Thibert Creek Properties, we are required to pay Mr. Diakow $25,000 on or before December 31, 2002. We are also required to issue Mr. Diakow 650,000 common shares (200,000 common shares pre-forward split) upon the completion of a phase one work program on the Thibert Creek Properties subject to an independent engineering or geological report detailing work done on the property and recommending further work on the property. In the event that a phase two exploration program is warranted on the property, we would be required to issue Mr. Diakow an additional 650,000 common shares (200,000 common shares pre-forward split) on completion of the phase two work program subject to an independent engineering or geological report detailing work done on the property and recommending a third phase work program. In the event that a phase three work program is warranted, we would be required to issue Mr. Diakow a final allotment of 1,625,000 of our common shares (500,000 common shares pre-forward split) on completion of the phase 3 work program, subject to production of an independent engineering or geological report detailing work done on the property and recommending that the property be put into commercial production.

As noted, the option agreement (as amended) with respect to the Thibert Creek Properties also requires that we incur exploration expenditures on those properties totaling $50,000. As required, $3,000 was spent prior to December 31, 2001, a further $17,000 must be spent on or before September 1, 2002 and an additional $30,000 must be spent on or before June 1, 2003.

In connection with the option agreement dated October 1, 2001, with respect to the Keefers Properties, we are required to pay to the optionor the sum of $7,500 on or before December 31, 2002. In addition, we are required to issue to the optionor 325,000 common shares (100,000 common shares pre-forward split) upon the completion of a first phase of a work program on the property, 325,000 common shares (100,000 common shares pre-forward split) upon the completion of a second phase of a work program and 975,000 common shares (300,000 common shares pre-forward split) upon the completion of a third phase of a work program.

The Keefers option agreement also requires that we incur exploration expenditures totaling $50,000, $10,000 of which is due on or before July 31, 2002 and $20,000 of which is due on or before December 31, 2002. A further $20,000 is due on or before July 31, 2003.

In connection with the Thibert Creek Properties and the Keefers Properties, we anticipate that approximately $54,500, the total amount that we are contractually obliged to spend, will be spent on exploration over the twelve months ending April 30, 2003.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending April 30, 2003.

Employees

We do not currently retain any employees and do not anticipate that we will do so over the twelve months ending April 30, 2003 or until such time as we determine whether our properties contain mineral resources that may be economically recoverable.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 2. Changes in Securities.

Recent Sales of Unregistered Securities

On February 4, 2002, we issued 162,500 common shares (50,000 common shares pre-forward split) to our Vice President of Exploration and Acquisition in connection with a mineral property agreement dated October 21, 2000 (amended July 18, 2001). The shares were issued in reliance upon Regulation S promulgated under the Securities Act of 1933.

On February 18, 2002, we effected a forward split of our common stock on a 3.25 to 1 basis.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

We held our Annual General Meeting on March 1, 2002 to deal with the following matters:

1. electing the member of our board of directors, Keith Ebert, with 8,612,500 votes cast in favor, nil votes withheld and nil abstaining; and

2. ratifying the appointment of our auditor, Davidson & Company, with 8,612,500 votes cast in favor, nil votes cast against and nil votes abstaining.

Item 5. Other Information.

Following the quarter end, on May 13, 2002, Hilton Getz was appointed to the board of directors of our company.

Item 6. Exhibits and Reports on Form 8-K.

Reports of Form 8-K

None.

Financial Statements Filed as a Part of the Quarterly Report

Our unaudited interim financial statements include:

Balance Sheets

Statements of Operations

Statements of Changes in Capital Deficit

Statements of Cash Flows

Notes to the Financial Statements

Exhibits Required by Item 601 of Regulation S-B

(3) Articles of Incorporation and By-laws

3.1 Articles of Incorporation (incorporated by reference from our Form SB-2 filed on April 24, 2000)

3.2 Bylaws (incorporated by reference from our Form SB-2 filed on April 24, 2000)

(10) Material Contracts

10.1 Mineral Option Amending Agreement between Gerry Diakow and Cascadia Capital Corporation, dated December 31, 2001

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASCADIA CAPITAL CORPORATION

By: /s/ Keith Ebert
Keith Ebert, President and Director
Date: June 11, 2002

By: /s/ Hilton Getz
Hilton Getz, Director
Date: June 6, 2002