Form 10QSB
period 2002-07-31
CASCADIA CAPITAL CORP
filed 2002-09-16
CIK 1111695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  July 31, 2002

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

16,087,500 common shares outstanding as of September 1, 2002

Transitional Small Business Disclosure Format (Check one):      Yes [ ]     No [X]

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

DISCLOSURE

To: The Shareholders of Cascadia Capital Corporation

It is the opinion of management that the interim financial statements for the quarter ended July 31, 2002 include all adjustments necessary in order to ensure that the financial statements are not misleading.

Vancouver, British Columbia
Date: September 14, 2002

/s/ Hilton Getz
Director , acting President and Chief Financial Officer of Cascadia Capital Corporation

CASCADIA CAPITAL CORPORATION

(An Exploration Stage Company)

FINANCIAL STATEMENTS

(Expressed in United States Dollars)

(Unaudited)

JULY 31, 2002

CASCADIA CAPITAL CORPORATION

(An Exploration Stage Company)

BALANCE SHEETS

(Expressed in United States Dollars)

(Unaudited)
	July 31, 2002	October 31, 2001

ASSETS

Current
Cash	$ 18,779	$ 28,880

LIABILITIES AND STOCKHOLDERS' EQUITY

Current
Accounts payable and accrued liabilities	$ 1,675	$ 2,600

Stockholders' equity
Capital stock (Note 4)
Authorized
100,000,000 common shares with a par value of $0.0001
Issued and outstanding
July 31, 2002 - 16,087,500 common shares	1,609	1,593
October 31, 2001 - 15,925,000 common shares
Additional paid-in capital	128,091	103,107
Deficit accumulated during the exploration stage	(112,596)	(78,420)

	17,104	26,280

	$ 18,779	$ 28,880

History and organization of the Company (Note 1)

Going concern (Note 2)

The accompanying notes are an integral part of these financial statements.

CASCADIA CAPITAL CORPORATION

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

(Expressed in United States Dollars)

(Unaudited)

	Cumulative Amounts From Incorporation on October 29, 1999 to July 31, 2002	Three Month Period Ended July 31, 2002	Three Month Period Ended July 31, 2001	Nine Month Period Ended July 31, 2002	Nine Month Period Ended July 31, 2001

EXPENSES
Consulting fees	$ 7,280	$ -	$ -	$ -	$ 4,780
Exploration fees	4,000	-	4,000	-	4,000
Filing and transfer agent fees	8,750	-	381	4,040	3,250
Mineral property acquisition costs	77,500	-	-	25,000	50,000
Office and miscellaneous	2,702	18	29	72	308
Professional fees	12,364	1,100	1,100	5,064	3,300

Loss for the period	$ (112,596)	$ (1,118)	$ (5,510)	$ (34,176)	$ (65,638)

Basic and diluted loss per share		$ (0.01)	$ (0.01)	$ (0.01)	$ (0.01)

Weighted average shares
outstanding		16,080,278	15,762,500	16,000,833	15,723,981

The accompanying notes are an integral part of these financial statements.

CASCADIA CAPITAL CORPORATION

(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY

(Expressed in United States Dollars)

(Unaudited)

	Common Stock			Deficit
	Number of Shares Issued and Outstanding	Amount	Additional Paid-in Capital	Accumulated During the Exploration Stage	Total Stock- holders' Equity

Inception, October 29, 1999	-	$ -	$ -	$ -	$ -

Common shares issued for services	7,312,500	731	1,519	-	2,250

Common shares issued for cash	7,962,500	797	1,653	-	2,450

Common shares issued for cash	130,000	13	19,987	-	20,000

Net loss for the year	-	-	-	(4,802)	(4,802)

Balance, October 31, 2000	15,405,000	1,541	23,159	(4,802)	19,898

Common shares issued for
mineral claims option	325,000	32	49,968	-	50,000

Common shares issued for cash	195,000	20	29,980	-	30,000

Net loss for the year	-	-	-	(73,618)	(73,618)

Balance, October 31, 2001	15,925,000	1,593	103,107	(78,420)	26,280

Common shares issued for
mineral claims option	162,500	16	24,984	-	25,000

Net loss for the period	-	-	-	(33,058)	(33,058)

Net loss for the period	-	-	-	(1,118)	(1,118)

Balance, July 31, 2002	16,087,500	$1,609	$128,091	$(112,596)	$17,104

The accompanying notes are an integral part of these financial statements.

CASCADIA CAPITAL CORPORATION

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

(Expressed in United States Dollars)

(Unaudited)

	Cumulative Amounts From Incorporation on October 29, 1999 to July 31, 2002	Nine Month Period Ended July 31, 2002	Nine Month Period Ended July 31, 2001

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$ (112,596)	$ (34,176)	$ (65,638)
Items not affecting cash:
Common shares issued for services	2,250	-	-
Common shares issued for mineral claims option	75,000	25,000	50,000

Changes in non-cash working capital items:
Increase (decrease) in accounts payable and accrued liabilities	1,675	(925)	(1,400)

Net cash used in operating activities	(33,671)	(10,101)	(17,038)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of shares	52,450	-	30,000

Net cash provided by financing activities	52,450	-	30,000

Change in cash position during the period	18,779	(10,101)	12,962

Cash position, beginning of the period	-	28,880	22,398

Cash position, end of the period	$18,779	$18,779	$35,360

Supplemental disclosure with respect to cash flows:
Cash paid for income taxes	$ -	$ -	$ -
Cash paid for interest	-	-	-

Supplemental disclosure of non-cash activities:
Common shares issued for services	$2,250	$ -	$ -
Common shares issued for mineral claims option	75,000	25,000	50,000

The accompanying notes are an integral part of these financial statements.

CASCADIA CAPITAL CORPORATION

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Expressed in United States Dollars)

(Unaudited)

JULY 31, 2002

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

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' equity and cash flows at July 31, 2002 and for the period then ended have been made. These financial statements should be read in conjunction with the audited financial statements of the Company for the year ended October 31, 2001. The results of operations for the period ended July 31, 2002 are not necessarily indicative of the results to be expected for the year ending October 31, 2002.

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

	July 31, 2002	October 31, 2001

Deficit accumulated during the exploration stage	$ (112,596)	$ (78,420)
Working capital	17,104	26,280

CASCADIA CAPITAL CORPORATION

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Expressed in United States Dollars)

(Unaudited)

JULY 31, 2002

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

Cash

The Company considers all investments with a maturity of three months or less to be cash and equivalents.

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

Cash Requirements

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

CASCADIA CAPITAL CORPORATION

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Expressed in United States Dollars)

(Unaudited)

JULY 31, 2002

3. SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") approved the issuance of Statements of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The statement is effective for fiscal years beginning after December 15, 2001, and is required to be applied at the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of this statement (resulting from a transitional impairment test) are to be reported as resulting from a change in accounting principle. Under an exception to the date at which this statement becomes effective, goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the non-amortization and amortization provisions of this statement.

In July 2001, FASB issued Statements of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations" ("SFAS 143") that records the fair value of the liability for closure and removal costs associated with the legal obligations upon retirement or removal of any tangible long-lived assets. The initial recognition of the liability will be capitalized as part of the asset cost and depreciated over its estimated useful life. SFAS 143 is required to be adopted effective January 1, 2003.

In October 2001, FASB issued Statements of Financial Accounting Standards No. 144, "Accounting for the Impairment on Disposal of Long-lived Assets" ("SFAS 144"), which supersedes Statements of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of". SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and, generally, its provisions are to be applied prospectively.

In April 2002, FASB issued Statements of Financial Accounting No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect and eliminates an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Generally SFAS 145 is effective for transactions occurring after May 15, 2002.

The adoption of these new pronouncements is not expected to have a material effect on the Company's financial position or results of operations.

CASCADIA CAPITAL CORPORATION

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Expressed in United States Dollars)

(Unaudited)

JULY 31, 2002

3. SIGNIFICANT ACCOUNTING POLICIES (continued)

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

JULY 31, 2002

5. MINERAL CLAIMS (continued)

Thibert Creek (continue)

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

i) $3,000 on or before December 31, 2001 (spent);

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

i) $10,000 on or before September 1, 2002;

ii) a further $20,000 on or before December 31, 2002; and

iii) a further $20,000 on or before July 31, 2003.

Upon commencement of production, the claims are subject to a 3% net smelter returns royalty.

CASCADIA CAPITAL CORPORATION

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Expressed in United States Dollars)

(Unaudited)

JULY 31, 2002

6. INCOME TAXES

The Company's total deferred tax asset is as follows:

	July 31, 2002	October 31, 2001

Tax benefit of net operating loss carryforward	$ 38,080	$ 26,000
Valuation allowance	(28,080)	(26,000)

	$ -	$ -

The Company has a net operating loss carryforward of approximately $112,000 which, if not used, will begin to expire in the year 2019. The Company has provided a full valuation allowance on the deferred tax asset because of the uncertainty regarding realizability.

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

We are currently a party to two separate option agreements respecting each of the Thibert Creek Properties and the Keefers Properties. In July, 2001, our company completed phase one exploration on certain claims which form part of the Thibert Creek Properties and, upon review of the initial exploration results, we determined that no further exploration of those claims was warranted at that time. With respect to the Keefers Properties, we are continuing to develop a phase one exploration program. Over the twelve months ending July 31, 2003, we intend to continue with the exploration of our mineral properties, including the Thibert Creek Properties and the Keefers Properties.

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

Plan of Operation

Our primary objective over the twelve months ending July 31, 2003 will be to complete the acquisition of Storage Alliance Inc. and thereafter market and develop the business of Storage Alliance Inc.

Cash Requirements

We have not had any operating revenues from the date of our formation to the present. Over the twelve month period ending July 31, 2003, we will have to raise funds in order to meet our operating requirements and to continue with the exploration of our mineral properties in order to comply with our contractual obligations. In addition, we will require further funds should we proceed with the acquisition of Storage Alliance Inc. as discussed herein. We expect to raise these funds through the sale of our equity securities and/or debt financing.

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

In connection with the Thibert Creek Properties and the Keefers Properties, we anticipate that approximately $54,500, the total amount that we are contractually obliged to spend, will be spent on exploration over the twelve months ending July 31, 2003.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending July 31, 2003.

Employees

We do not currently retain any employees and do not anticipate that we will do so over the twelve months ending July 31, 2003 or until such time as we determine whether our properties contain mineral resources that may be economically recoverable.

Subsequent Events

On August 9, 2002, as amended September 6, 2002, we entered into an Agreement and Plan of Share Exchange (the "Share Exchange") between Cascadia Capital Corporation, DKJ Technologies Inc., Storage Alliance Inc. and Ed Kokt-Porietis, Jeff Ascah, Louise Ascah, Ken MacKinnon, 2 Inc. and Raymark Investment Corp. Inc.

DKJ Technologies Inc., is a private Nevada company which operates through its wholly owned subsidiary Storage Alliance Inc., an Alberta Company. Storage Alliance Inc. provides data storage, content management and business process outsourcing to the petroleum exploration and production industry. This business consists of the design, marketing, and deployment of content and storage management solutions and services for customers in upstream petroleum and other data-intensive industries.

Under the terms of the Agreement and Plan of Share Exchange we will acquire 100% of the issued and outstanding shares of Storage Alliance Inc. from DKJ Technologies Inc. and all shares of Storage Alliance Inc. issuable upon conversion of outstanding loans. In consideration for acquiring all of the shares we have agreed to issue 2,500,000 of our common stock to the shareholders of DKJ Technologies Inc. and the Storage Alliance Inc. creditors.

Completion of the Share Exchange is subject to various closing conditions and conditions precedent, including the completion of satisfactory due diligence reviews by both parties and the approval of the respective parties directors and shareholders as applicable. We cannot provide any assurances that the Share Exchange will be completed or that it will be completed on the terms presently contemplated.

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

Item 5. Other Information.

Following the quarter end, on August 9, 2002 we entered into an Agreement and Plan of Share Exchange between Cascadia Capital Corporation, DKJ Technologies Inc., Storage Alliance Inc. and Ed Kokt-Porietis, Jeff Ascah, Louise Ascah, Ken MacKinnon, 2 Inc. and Raymark Investment Corp. Inc.

On September 6, 2002 we entered into a Letter Agreement to extend the closing of the Share Exchange until September 27, 2002.

On September 5, 2002, Keith A. Ebert resigned as President, Secretary, Chief Financial Officer and Director of the Company.

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

Exhibits Required by Item 601 of Regulation S-B

(3) Articles of Incorporation and By-laws

3.1 Articles of Incorporation (incorporated by reference from our Form SB-2 filed on April 24, 2000)

3.2 Bylaws (incorporated by reference from our Form SB-2 filed on April 24, 2000)

(10) Material Contracts

10.1 Agreement and Plan of Share Exchange between Cascadia Capital Corporation, DKJ Technologies Inc., Storage Alliance Inc. and Ed Kokt-Porietis, Jeff Ascah, Louise Ascah, Ken MacKinnon, 2 Inc. and Raymark Investment Corp. Inc. dated August 9, 2002.

10.2 Letter Agreement between Cascadia Capital Corporation, DKJ Technologies Inc. and Storage Alliance Inc. dated September 6, 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASCADIA CAPITAL CORPORATION

By:

/s/ Hilton Getz
Hilton Getz
Director, acting President and Chief Financial Officer
Date: September 14, 2002

CERTIFICATIONS*

I, Hilton Getz, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Cascadia Capital Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

Date: September 14, 2002

/s/ Hilton Getz
[Signature]
Director, acting President and Chief Financial Officer

* Provide a separate certification for each principal executive officer and principal financial officer of the registrant. See Rules 13a-14 and 15d-14. The required certification must be in the exact form set forth above.