Form 10KSB
period 2002-10-31
CASCADIA CAPITAL CORP
filed 2003-02-19
CIK 1111695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended  October 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ]to[ ]

Commission file number  0-27131

Storage Alliance, Inc. (name of small business issuer in its charter)
Nevada (State or other jurisdiction of incorporation or organization)	98-0222922 (I.R.S. Employer Identification No.)
725, 435 Fourth Avenue SW Calgary, Alberta, Canada (Address of principal executive offices)	T2P 3A8 (Zip Code)

Issuer's telephone number (403) 264-2500

Securities registered pursuant to Section 12(b) of the Act:
Title of each class Nil	Name of each exchange on which registered Nil

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.0001 (Title of class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]     No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year: $53,713

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days:

9,534,839 common shares at $1.18(1) = $11,251,110

(1) Average of bid and ask closing prices on January 31, 2003

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

10,000,000 common shares issued and outstanding as of January 31, 2003

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I

Item 1. Description of Business.

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "CDN$" refer to Canadian dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our", and "Storage Alliance" mean Storage Alliance, Inc., unless otherwise indicated.

Business Development During Last Three Years

We were incorporated in the state of Nevada on October 29, 1999. Since our incorporation, we were in the business of the exploration and development of mineral properties. Our mining properties consisted of a placer claim and two blocks of hardrock mineral claims administered by the British Columbia Ministry of Energy, Mines and Petroleum Resources. These claims comprised approximately 1,100 acres in size. Our properties were without known reserves. Our programs had been exploratory in nature. We had completed some exploration on both of our properties but have decided to abandon further exploration after the acquisition of our new business.

Our Current Business

On August 9, 2002, we entered into an Agreement and Plan of Share Exchange with DKJ Technologies Inc., Storage Alliance Inc. and the shareholders of DKJ Technologies Inc. Under the terms of the share exchange agreement, we acquired 100% of the issued and outstanding shares of Storage Alliance Inc., a company incorporated in the Province of Alberta, Canada, from DKJ Technologies Inc. and its shareholders. In consideration for acquiring all of the shares of Storage Alliance Inc., we issued an aggregate of 2,500,000 shares of our common stock to the shareholders of DKJ Technologies Inc. and to certain creditors of Storage Alliance Inc. As a result of the share exchange transaction, Storage Alliance Inc. became our wholly-owned subsidiary as of September 19, 2002. For financial statement purposes, Storage Alliance Inc., the acquired subsidiary, is the predecessor.

Our company was incorporated in Nevada on October 29, 1999. We changed our name from "Cascadia Capital Corporation" to "Storage Alliance, Inc." effective on November 12, 2002. We have one wholly-owned subsidiary, Storage Alliance Inc., which was incorporated in the Province of Alberta, Canada on April 18, 2000.

For the purposes of this annual report, we will refer to Cascadia Capital Corporation as "Storage Alliance" and to Storage Alliance Inc., the acquired corporation, as "Storage Alliance Alberta".

Business of Storage Alliance

We design, market and deploy content and storage management solutions and professional services for customers in the petroleum exploration and production and other data-intensive industries. Our data storage and content management solutions protect and manage seismic and related petroleum exploration and production data and deliver this data with analytical software applications and tools. These solutions enable upstream petroleum industry customers to focus more resources on their core competency, cost effectively finding and producing oil and gas, and less on information management and infrastructure, the result of which should shorten analysis and decision-making cycles. For example, in the petroleum industry, seismic data libraries are now often measured in petabytes (one million gigabytes), making it difficult for companies to store and manage such volumes of data. Certain companies recognize that designing and managing increasingly complex storage solutions is not their core competency, and is best outsourced to an independent entity while they concentrate on operating their business.

Generic data storage, content management, and business process solution providers lacking specific market expertise are typically unable to fulfil customer needs in specific industries such as the petroleum exploration and production industry because their solutions focus on horizontal markets and not vertical markets like upstream petroleum. Storage Alliance specializes in petroleum information technology, seismic data, and storage.

We first formulated our business concept for servicing the upstream petroleum exploration and production industry based on the premise that most of these petroleum companies and their geoscientists are highly compelled to find new ways to free up more of their valuable geoscientists' time to spend on locating and developing hydrocarbon reservoirs (oil and gas), and to generally improve their exploration business processes. Our concept involved providing geoscientists with the right data in combination with their preferred software applications, when and where they need them, so that they would not have to worry about other matters like sourcing and preparing data, dealing with different software applications on different operating systems (e.g. Windows vs. Unix), different data formats, and so on.

Our view of the problem and solution was simple. Create a "one stop shop" with:

    all required data in one repository;

    all the tools and services for effective storage and data management;

    all necessary and preferred analytical tools; and

    all provided on an outsourced basis via a hosted, web-accessible infrastructure available at any time and any place.

Storage Alliance's Services

Storage Alliance has created a set of solutions and services which include:

    our Storage Experts™ professional fee-based consulting services;

    our DataPort™ Storage Utility data storage services;

    our Portage™ Backup Utility data backup and recovery services; and

    our LinkPort™ data and computer hosting services.

Storage Experts™

Since companies are experiencing significant growth in the volume of the data and information that they collect and store, their data storage requirements are increasing relatively quickly. This is especially the case in the petroleum industry where they collect large volumes of exploration and testing data. In the petroleum industry, voluminous data libraries can now be measured in petabytes, which is equivalent to one thousand terabytes one million gigabytes (approximately one billion business letters).

Our Storage Experts™ professional consulting services provide companies with complete end-to-end services in designing and implementing a data storage and management system. Our services include architectural planning and design, system assessment, system integration, transition management and project management. We can also execute an independent performance validation (benchmark test) to audit the performance of existing production storage architectures and environments and outline opportunities for modifications that would optimize performance, availability and scalability.

We can assist companies in integrating different software applications that use different data formats to reduce the time that may be spent on data management and content management. Using our services, we can create a content management service provider model which aggregates vital data, hosts key software applications and combines data storage and management processes in a web-enabled bundle.

Our professional services typically involve an upfront fee, monthly recurring fees and potentially future royalties.

DataPort™

Our DataPort™ storage utility is a fully managed data storage utility service that provides on demand, scalable data storage capacity in a secure managed environment for medium to large businesses. Our data storage utility services were designed for companies and content vendors seeking to protect and access mission-critical data via a secure and available offsite storage infrastructure. The DataPort™ storage utility service can be combined with our PortAge™ backup and restore services to provide customers with a complete data storage, backup and recovery solution.

DataPort™ is available in minimum configurations of 100 megabytes with graduated increments at each additional 50 megabytes of data storage.

Our Storage Experts™ consulting personnel will work together with each of our customers to design a custom data storage solution based on each customer's data storage requirements. We supply, install, troubleshoot and maintain all equipment at our offsite location and coordinate the installation of telecommunication links between our data center and each customer's premises.

We also ensure that each customer's data is secure by addressing security issues at the customer's site and at our data center. For our data center, we selected Group Telecom, a Canadian telecommunications service provider with its own national fiber network, switching equipment, and co-location facilities, for our Calgary location. This is a telco-grade data center using leading technology from industry veterans such as Cisco and Nortel. Physical access to the data center requires photo ID and is protected from intruders with proximity card access. Group Telecom employs best practices in data center design by implementing the following measures:

    UPS (uninterrupted power supply) and generator-backed AC and DC power;

    redundant power sources (i.e. different grids);

    redundant bandwidth access;

    redundant fire suppression systems;

    redundant air conditioning and cooling systems; and

    on site security.

These measures create a system which is highly available. We also backup data to tape libraries and as an added level of safety and security, we ensure that data is copied to a second set of tapes which is stored at a separate secure site. We also provide reports to our customers which provide confirmation of storage provisioning activity such as utilization, performance, backup start and end tapes, completion reports and trend information for capacity planning purposes.

Our DataPort™ is provided to our customers on a pay as you go basis depending on the amount of data storage required.

Portage™

Our Portage™ backup utility service provides customers with daily backup and recovery administration services. Customers can select incremental (partial) or full backups on a daily, weekly or monthly basis. Customers also have the flexibility of initiating recovery of data that has been previously backed up. The customer also has the option of encrypting the data to ensure that it remains secure.

Our Portage™ backup service is delivered over high-speed (10-100 megabytes per second) point-to-point connections between the customer and one of our co-location facilities. Customers have the option of using their current Internet provider or having the connection supplied through one of our current suppliers.

We work with each of our customers to design and implement a customized backup routine, which can include different environments (such as UNIX, Windows NT or NetWare platforms), various scheduling (such as incremental, full and second copy backup scheduling) and categorizing backups by software systems or database types.

The backup of customer data may be initiated automatically according to prearranged schedules or manually upon request. The backup process may be customized to include or exclude specific files or directories as well as timed for specific frequencies of occurrence.

Customers can restore data by phoning our customer service support line. Our personnel will work with each customer to restore the particular data that the customer needs to be restored.

We provide monthly reports to our customers which include backup start and end times, backup completion reports and trend information for capacity planning purposes.

LinkPort™

Our LinkPort™ application and data hosting services allow customers to enable access to their data, their favorite software applications and several other specialized software applications which allow them to analyze and interpret their data. LinkPort™ allows companies to deliver web-accessible software applications while avoiding the capital cost and management responsibility of the required infrastructure. Companies will utilize this service because of the cost savings and because they do not want to undertake the technical challenges and cost of creating their own infrastructure. We provide access to several leading applications for geological and geophysical analysis and interpretation. By having both the data and applications together, end users share a complete solution and are able to access their data and favorite applications from any computer that has access to the Internet. We are currently working on some enhancements to make it more intuitive and user-friendly.

Security

We designed and implemented a scalable, secure, and isolated system architecture to ensure data integrity and safety. This process involved designing internal servers, planning and implementing network connections, and planning for integration with clients' current security infrastructure. We employ three separate networks for our administrative controls, internal applications, and for customer data transport and protection. This architecture maximizes the resilience and protection of our systems and services against break-ins and viruses. We use the latest in firewall, data encryption, and intruder detection software, physical and logical access security methods, and environmental protection practices. We also developed a security response plan using 24x7 monitoring and backup procedures to minimize the impact of any security breaches.

Strategic Partnerships

We have established the following partnerships to enhance the scope of our services:

    Excalibur Gemini of Calgary, Alberta: Excalibur is a leading provider of seismic data cleansing and audit services. Excalibur's core competencies include mapping, auditing, and records management of geophysical data. Excalibur chose to partner with us in response to the growing need for service companies to offer a full range of seismic data management capabilities, augmenting its own services with the broader services and capabilities available from our services; and.

    Allied Seismic of Calgary, Alberta: Allied's data transcription, scanning, and copying services are critical in the transcription of data assets to a form usable by today's leading software programs. Seismic data that is on older tape technology, fiche or paper copy can be transcribed, using Allied's services, into newer tape and CD formats, after which it can be loaded for online (disk) or near-line (tape) access. We provide a low cost alternative for Allied's data storage needs and enables instant access to Allied's customers' data.

Storage Alliance intends to acquire strategic assets in these areas to bring in-house certain capabilities over time.

We have also established working relationships with the following companies to host and web-deliver the following line-of-business applications:

    Jason Geosystems: Exploration workbench, a tool used for advanced interpretation of two and three dimensional seismic data;

    Trango Technologies: Metadata database for indexing, archiving and retrieval of exploration and petroleum data located at Storage Alliance or third party warehouses;

    WinPics: Two and three dimensional seismic interpretation package; and

    Tesseral 2D: Full wave modeling tool for seismic interpretation.

As the capability of our services is extended to other upstream petroleum functions, we will seek other appropriate software tools, for example, economic analysis and engineering, that we can host and web-deliver to customers.

Significant Customers

In May, 2002, Storage Alliance Alberta entered into an exclusivity commitment with International Datashare Corporation. Pursuant to this arrangement, we have agreed to host International Datashare's GEOcarta desktop mapping product and its well log database. Under the terms of the agreement, we will not host any products which are competitive with International Datashare's GEOcarta and International Datashare will not use any other service providers to host GEOcarta.

International Datashare Corporation was our largest customer for the period ended October 31, 2002 and accounted for approximately 100% of our total revenues. Since we did not generate any revenues for the year ended October 31, 2001, there were no significant customers. For Storage Alliance Alberta, International Datashare represented 75% of the revenues generated between January 1, 2002 and September 18, 2002 and for the year ended October 31, 2001. For the year ended December 31, 2001, Storage Alliance Alberta did not have any significant customers. Our dependency on International Datashare has been reduced substantially with the addition of several key clients including the pilot project with Murphy Oil and the term agreement with Racing Resources. While International Datashare traditionally paid their invoices, they have failed to pay on a timely basis invoices rendered in the last quarter of 2002. Accordingly, we commenced a lawsuit on February 5, 2003 against International Datashare seeking recovery of unpaid amounts from International Datashare.

Although we have not experienced significant problems with our customers, there can be no assurance that such relationships will continue or that, in the event of a termination of our relationships with any such customers, that we would be able to obtain alternative customers.

Principal Markets for the Marketing of Our Services

We are initially focusing on the Calgary, Alberta, Canada upstream petroleum industry, which is primarily focused on exploring and developing the oil and gas reserves in the Western Canadian Sedimentary and McKenzie Delta basins that are significant to North American energy supply. We are marketing our services directly to upstream petroleum companies. We will also be marketing our services to companies who sell data and software applications to analyze and manipulate such data. After we have established a significant presence in Calgary, we intend to expand our market presence into Texas and Colorado by the end of 2004. We intend to assess and invest in market and product development for at least one other vertical market by the end of 2004.

We are first targeting the prospect generation function with petroleum exploration and production companies. This function possesses the greatest complexities in terms of number of data types, number of line-of-business applications, and number of different professionals involved in the process. A well-integrated content management service is of greatest value in this area, but will be extendable and valuable in the other key exploration and production functions of acquisition and divestiture, engineering and drilling, and production and reservoir recovery. We intend to extend our services to these other functions as part of our future product and market development path.

We have already established the responsiveness of major exploration and petroleum companies to our vision and services. At the same time, smaller exploration and petroleum companies, which have fewer resources to invest in non-core management activities and infrastructure-building, will be well-served by our services. The affordability of this model to smaller companies uniquely positions us relative to prospective competitors. A notable endorsement of our credibility is that a key champion of our content service provider model at our first major exploration and petroleum customer recently left that firm. Upon taking on a similar role in a medium size exploration and petroleum company, he indicated his intent to establish the same capability with his new employer.

Besides directly targeting exploration and petroleum companies with our content service provider model and data hosting services, we are also offering our data and application hosting services to vendors. Not only will this approach generate revenue from established customers of these vendors, it effectively builds a marketing and sales channel in which those customers may ultimately wish to access the integrated services of our content service provider model.

We currently employ sales representatives who are responsible for the marketing of our services, although all of our management is involved in the marketing of our services. We are currently marketing our products to all of the contacts that our management have in the petroleum industry.

Research and Development

During the year ended October 31, 2002, we spent $60,000 on research and development activities. We did not expend any monies on research and development activities for the fiscal years ended October 31, 2001. Prior to the acquisition (between January 1, 2002 and September 18, 2002), Storage Alliance Alberta spent $225,000 on research and development activities compared to $285,000 in the year ended December 31, 2001. Initial development activity focused on the storage infrastructure in 2000 and on integration of energy sector analytical software in 2001. In 2002, the development focused on providing the entire suite of products in a web-enabled yet secured environment. We now intend to expand the content management capabilities of our products by adding mapping and indexing functions, to add strategic data sets and to add additional business software applications. Special emphasis will be on the proprietary interfaces, access tools, menus and transactional fee capabilities.

Employees

We currently employ 8 full time employees, including our President, Jeff Ascah, Ken Akerley, VP Business and Development, Ed Kokts-Porietis, Chief Technology Officer, Ken MacKinnon, Chief Architect and Fred Moore, Director of Strategic Advisory Board.

Intellectual Property

We rely on a combination of copyright, trade secret and trademark laws and software security measures, along with employee and third-party nondisclosure agreements, to protect our intellectual property rights and technology. We have registered the following trademarks in Canada and the United States: "Storage Experts", "DataPort", "PortAge" and "LinkPort". We have also registered in Canada and the United States a trademark to protect the Storage Alliance logo.

We are not aware that our services, trademarks, or other proprietary rights infringe the proprietary rights of third parties. However, from time to time, we may receive notices from third parties asserting that we have infringed their patents or other intellectual property rights. In addition, we may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Any such claims could be time-consuming, result in costly litigation, cause service stoppages or lead us to enter into royalty or licensing agreements rather than disputing the merits of such claims. As the number of software products in the industry increases and the functionality of such products further overlap, we believe that software developers may become increasingly subject to infringement claims. Any such claims, with or without merit, can be time-consuming and expensive to defend. An adverse outcome in litigation or similar proceedings could subject us to significant liabilities to third parties, require expenditure of significant resources to develop non-infringing technology, require disputed rights to be licensed from others, or require us to cease the marketing or use of some or all of our services, any of which could have a material adverse effect on our business, operating results and financial condition.

Competition

Our current primary competitors are storage hardware, software and service vendors such as EMC, Compaq, Hitachi Data Systems, Sun Microsystems, Network Appliance, Hewlett-Packard, EMC Software, Legato Systems and VERITAS Software, and other content management entrants to the storage management services market, including Documentum and Interwoven. NetDriven Solutions, also based in Calgary, Alberta, appears to be focussed on the data storage market for the petroleum industry. We estimate that there are numerous companies providing generic storage hardware or software that directly or indirectly compete with our services and we are aware of numerous other start-up companies that have identified themselves as providers of storage services. There are two large service companies, Schlumberger and Halliburton, which offer end to end integrated solutions. Their solutions do not appear to be focussed on content management or on data aggregation. Both have developed and launched software focussed on prospect generation for the petroleum exploration and production industry. Two smaller companies which do not appear to have a significant presence in Canada include Upstreaminfo.com and Petris. Both offer software applications and services for the petroleum exploration and production industry.

Many of our existing and potential competitors may have one or more of the following:

    longer operating histories,

    greater name recognition,

    greater management depth and experience,

    larger customer bases,

    greater financial, technical and marketing resources, and

    a wider range of services and products.

As a result, these competitors may be able to adopt more aggressive pricing policies, respond more quickly to new technologies, industry standards and customer demands, undertake more extensive marketing campaigns, expand globally more quickly and make more attractive offers to potential employees and content providers.

The data storage industry is characterized by rapid changes in technology and customer demands. As a result, our current services could quickly become obsolete and unmarketable. Our future success will depend on our ability to adapt to technological advances, anticipate customer demands, develop new services and enhance our current services on a timely and cost-effective basis. Further, our services must remain competitive with those of other companies with substantially greater resources.

Competitive Advantages

We differentiate ourselves in a number of ways:

    Content management core competency: We have as our core competency key functions that are integral to the upstream petroleum industry, handled by knowledge workers in the industry, but which are not the industry's core competency. We will host and ensure availability of line-of-business knowledge applications such as interpretation tools, but do not intend to build or own such applications, preferring to stay vendor-neutral.

    Holistic view of upstream petroleum content management: Rather than focusing on just data or one type of content management application, we have taken a comprehensive, integrated view of content management and data storage. Our focus is to aggregate and integrate all the exploration data and applications required by a customer. We will selectively acquire data and applications that fulfill the vision of a one-stop-shop content and content management provider.

    Regional approach to the market: By focusing on whole basins or regions of importance to customers, we can aggregate multiple related data types, whether public domain, commercial, or proprietary, to provide a readily accessible, integrated view of all pertinent exploration data.

    Web-based, hosted solutions: Combining a unique, web-based architecture and outsourcing business model, we can provide customers an advantageous total cost of ownership and return on investment relative to the traditional Windows or Unix client-server models. We also provide remote access 24/7/365, assuring that quality data and tools are available anywhere at any time.

    Complementary "Trojan horse" services: Our application hosting, data storage utility, and professional consulting services provide an avenue to build a relationship and credibility with a customer prior to that customer adopting the value-added content management services.

RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other "forward-looking statements". Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other "forward-looking statements" involve various risks and uncertainties as outlined below. We caution readers of this annual report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward-looking statements". In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

Storage Alliance has had negative cash flows from operations and may not be able to secure additional financing if we need it in the future.

To date, Storage Alliance has had negative cash flows from operations and has depended on sales of its securities to meet cash requirements. Since we have estimated that we will require between $1 and $1.25 million to carry out our business plan, we will need to raise additional funds to:

    support our planned rapid growth and carry out our business plan,

    develop new or enhanced services and technologies,

    increase our marketing efforts,

    acquire complementary businesses or technologies,

    respond to regulatory requirements, and

    respond to competitive pressures or unanticipated requirements.

We may not be able to obtain additional financing on acceptable terms when we need it. If we require, but are unable to obtain, additional financing in the future, we may be unable to implement our business and growth strategies, respond to changing business or economic conditions, withstand adverse operating results, consummate desired acquisitions or compete effectively.

We may not be able to develop and increase public recognition of our LinkPort™, DataPort™ and PortAge™ trade brands.

Storage Alliance has a limited offering of services which are only producing marginal revenues. Therefore, market acceptance of Storage Alliance's services is critical to Storage Alliance's future success. Factors such as performance, market positioning, the availability and price of competing services, and the introductions of new technologies will affect the market acceptance of Storage Alliance's services.

We believe that establishing and maintaining favorable consumer perception of our branded data storage software is critical to attracting and expanding our petroleum exploration and production customer base. The importance of developing our brand will increase due to the growing number of data storage services available to consumers. To build our brand, we must succeed in our marketing efforts, provide high-quality services, increase the number of visitors to our websites and continue to receive high ratings from leading oil and gas industry publications. If we do not accomplish each of these goals, our reputation could be harmed, and we may not be able to attract and retain customers.

Our business operations will be subject to substantial competition.

Storage Alliance's current primary competitors are storage hardware, software and service vendors such as EMC, Compaq, Hitachi Data Systems, Sun Microsystems, Network Appliance, Hewlett-Packard, EMC Software, Legato Systems and VERITAS Software, and other content management entrants to the storage management services market, including Documentum and Interwoven. We estimate that there are numerous companies providing generic storage hardware or software that directly or indirectly compete with its services and is aware of numerous other start-up companies that have identified themselves as providers of storage services.

Many of Storage Alliance's existing and potential competitors may have one or more of the following:

    longer operating histories,

    greater name recognition,

    greater management depth and experience,

    larger customer bases,

    greater financial, technical and marketing resources, and

    a wider range of services and products.

As a result, these competitors may be able to adopt more aggressive pricing policies, respond more quickly to new technologies, industry standards and customer demands, undertake more extensive marketing campaigns, expand globally more quickly and make more attractive offers to potential employees and content providers.

The data storage industry is characterized by rapid changes in technology and customer demands. As a result, Storage Alliance's current services could quickly become obsolete and unmarketable. Our future success will depend on its ability to adapt to technological advances, anticipate customer demands, develop new services and enhance our current services on a timely and cost-effective basis. Further, our services must remain competitive with those of other companies with substantially greater resources.

We are subject to economic and political risk.

The storage services business may be sensitive to any general downturn in the overall economy. Substantial adverse or ongoing economic, currency, government or political conditions in various world markets, and specifically the oil and gas market, may have a negative impact on Storage Alliance's ability to generate revenues and eventually operate profitably. Furthermore, the markets for storage services are highly competitive as noted above.

Asset and liability insurance.

Storage Alliance carries commercial general liability as at the date hereof. There are certain inherent risks in the storage services business, some of which may not be able to be insured or which we may elect not to insure or underinsure due to the cost of such insurance. Adverse effects from some such risks may result in us being unable to carry on its business.

Our operations may be disrupted by technological problems.

Our systems could be overwhelmed or could fail for any number of reasons. We receive and process the overwhelming majority of our content through the Internet. Heavy usage volumes could cause significant backlogs or could cause our systems to fail. We may not be able to expand and upgrade our technology and network hardware and software to accommodate increased usage by our customers on a timely basis. Also, our systems, and those of the third parties on which we depend, may not operate properly in the event of:

    a hardware or software error, failure or crash,

    a power or telecommunications failure,

    human error, or

    a fire, flood or other natural disaster.

Our systems may be more likely to suffer problems while we implement upgrades to our network hardware and software. Additionally, our computer systems and those of the third parties on which we depend may be vulnerable to damage or interruption due to sabotage, computer viruses or other criminal activities or security breaches.

The computer servers which house the data storage and software are housed at the offices of a third party telecommunications company. If the systems of this third party slows down significantly or fail even for a short time, our customers would suffer delays in data access. These delays could damage our reputation, cause customers to close their accounts with us and cause customers to incur substantial losses. We could be subject to claims or litigation with respect to these losses. Our property and business interruption insurance may not adequately compensate us for all losses we may incur.

We may lose customers if we encounter problems with Internet connections.

Our websites could experience interruptions in service due to a failure or delay in the transmission or receipt of information. These interruptions could prevent our customers from accessing the information that they require. In addition, our customers depend on Internet service providers and online service providers for access to our websites. Some of them have experienced significant outages in the past and could experience outages, delays and other difficulties due to system failures unrelated to our systems. These types of events could cause customers to perceive our websites as not functioning properly and therefore cause them to use alternative data storage systems.

Our current services may become obsolete and unmarketable if we are not able to respond adequately to rapidly changing technology and customer demands.

Our industry is characterized by rapid changes in technology and customer demands. As a result, our current services may quickly become obsolete and unmarketable. Our future success will depend on our ability to adapt to technological advances, anticipate customer demands, develop new services and enhance our current services on a timely and cost-effective basis. Further, our services must remain competitive with those of other companies with substantially greater resources. We may experience technical or other difficulties that could delay or prevent the development, introduction or marketing of new services or enhanced versions of existing services. Also, we may not be able to adapt new or enhanced services to emerging industry standards, and our new services may not be favorably received.

We could be subject to legal claims and our business could be harmed if there are breaches of our security or misappropriation of our customers' information.

Our computer systems may be vulnerable to physical or electronic computer break-ins, viruses and similar disruptive problems. A person who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. If a person is able to penetrate our network security or misappropriate our customers' information, we could be liable for the misuse of such information. We could also be subject to claims for other misuses of information, such as for unauthorized marketing purposes. Any security breach or misappropriation of customer information could damage our reputation and materially adversely affect our business, financial condition and operating results. General concerns over the security of Internet transactions and the privacy of users could also inhibit the use of the Internet as a means of conducting commercial transactions.

We could lose our competitive advantages if we are not able to protect any proprietary technology and intellectual property rights against infringement, and any related litigation could be time-consuming and costly.

Our success and ability to compete depend to a significant degree on the proprietary technology. If any of our competitors copies or otherwise gains access to the proprietary technology or develops similar software independently, we would not be able to compete as effectively. We also consider our service marks, particularly our family of trademarks, invaluable to our ability to continue to develop and maintain the goodwill and recognition associated with our brand. The measures we take to protect the proprietary technology and other intellectual property rights, which presently are based upon a combination of copyright, trade secret and trademark laws, may not be adequate to prevent their unauthorized use. Further, the laws of foreign countries may provide inadequate protection of such intellectual property rights. We may need to bring legal claims to enforce or protect such intellectual property rights. Any litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources. In addition, notwithstanding the rights we have secured in our intellectual property, other persons may bring claims against us that we have infringed on their intellectual property rights, including claims based upon the content we license from third parties or claims that our intellectual property right interests are not valid. Any claims against us, with or without merit, could be time consuming and costly to defend or litigate, divert our attention and resources, result in the loss of goodwill associated with our service marks or require us to make changes to our websites or other of our technologies.

Employee misconduct could harm us and is difficult to detect and deter.

Our employees could make improper use of confidential customer information, which could result in regulatory sanctions and harm to our reputation. The precautions we take to prevent and detect employee misconduct may not effectively deter these activities. If we do not prevent or detect these activities, we may incur losses that we are not able to recover.

If the use of the Internet does not continue to grow or its growth cannot be supported by its infrastructure, the growth in usage of our online services could be impaired.

Our market is new and rapidly evolving. Our business will be adversely affected if Internet usage does not continue to grow. Use of the Internet may be inhibited by a number of factors, including:

    inadequate network infrastructure,

    security concerns,

    inconsistent quality of services, and

    lack of cost-effective, high-speed service.

If Internet usage continues to grow, the Internet infrastructure may be unable to support the demands placed on it by this growth. The Internet's performance and reliability may decline. In addition, websites have experienced interruptions as a result of outages and other delays occurring throughout the Internet infrastructure. If these outages or delays frequently occur in the future, Internet usage, as well as usage of our websites, could grow more slowly or decline.

If we are unable to protect our Internet domain name, our efforts to increase public recognition of our brand may be impaired.

We currently hold the Internet domain name "storagealliance" and various other related names. The acquisition and maintenance of domain names generally is regulated by governmental agencies and their designees. The regulation of domain names in the United States and in foreign countries is subject to change. As a result, we may be unable to acquire or maintain relevant domain names in all countries in which we intend to conduct business. This could impair our efforts to build brand recognition and to increase traffic to our websites. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights.

We have a history of net losses and a lack of established revenues, and as a result, we expect to incur net losses in the future.

We have had a history of losses and expect to continue to incur losses, and may never achieve or maintain profitability. We have incurred losses since we began operations, including a loss of approximately $293,945 for the year ended October 31, 2002. As of October 31, 2002, we have an accumulated deficit of approximately $372,365. Our ability to achieve profitability in the future will depend upon our ability to expand the Storage Alliance brand awareness and customer base, increase our market presence and enhance and maintain our proprietary technology. To achieve these goals, we will need to increase spending on marketing, technology, product development and other operating costs. We expect to have net losses and negative cash flow and expect to spend significant amounts of capital to enhance our services and technologies and fund research and development. As a result, we will need to generate significant revenue to break even or achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we do not achieve and maintain profitability, the market price for our common stock may decline, perhaps substantially.

Although we anticipate that we will be able to generate revenues, we also expect that development costs and operating costs will increase as well. Consequently, we expect to incur operating losses and negative cash flow until our existing services gain sufficient market acceptance to generate a commercially viable and sustainable level of sales, and/or additional services are developed and commercially released and sales of such services made so that we are operating in a profitable manner. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditor's opinion with respect to the financial statements for the year ended October 31, 2002. To the extent that such expenses are not followed in a timely manner by increased revenues, our business, results of operations, financial condition and prospects would be materially adversely affected.

We are uncertain that we will be able to obtain additional capital that may be necessary to establish our business.

We incurred a loss of $293,945 for the year ended October 31, 2002. As a result of this lose and negative cash flows from operations, our ability to continue operations will be dependent upon the availability of capital from outside sources unless and until we achieve profitability.

Our future capital requirements will depend on many factors, including cash flow from operations, progress in developing new services, competing knowledge and market developments and an ability to successfully market our services. Our recurring operating losses and growing working capital needs will require us to obtain additional capital to operate our business before we have established that our business will generate significant revenue. We predict that we will require approximately $1,000,000 to $1,250,000 over the period ending October 31, 2003 in order to accomplish our goals. However, there is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

    we incur unexpected costs in completing the development of our technology or encounter any unexpected technical or other difficulties;

    we incur delays and additional expenses as a result of technology failure;

    we are unable to create a substantial market for our services; or

    we incur any significant unanticipated expenses.

The occurrence of any of the aforementioned events could adversely affect our ability to meet our business plans.

We will depend almost exclusively on outside capital to pay for the continued development of our technology and the marketing of our services. Such outside capital may include the sale of additional stock and/or commercial borrowing. There can be no assurance that capital will continue to be available if necessary to meet these continuing development costs or, if the capital is available, that it will be on terms acceptable to us. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, our business and future success may be adversely affected.

If we fail to effectively manage our growth our future business results could be harmed and our managerial and operational resources may be strained.

As we proceed with the development of our technology, we expect to experience significant and rapid growth in the scope and complexity of our business. We will need to add staff to market our services, manage operations, handle sales and marketing efforts and perform finance and accounting functions. We will be required to hire a broad range of additional personnel in order to successfully advance our operations. This growth is likely to place a strain on our management and operational resources. The failure to develop and implement effective systems, or to hire and retain sufficient personnel for the performance of all of the functions necessary to effectively service and manage our potential business, or the failure to manage growth effectively, could have a materially adverse effect on our business and financial condition.

Unless we can establish significant sales of our current services, our potential revenues may be significantly reduced.

We expect that a substantial portion, if not all, of our future revenue will be derived from the sale of our data storage and backup services, our web hosting services and our professional consulting. We expect that these service offerings and their extensions and derivatives will account for a majority, if not all, of our revenue for the foreseeable future. Broad market acceptance of this system is, therefore, critical to our future success and our ability to generate revenues. Failure to achieve broad market acceptance of this system, as a result of competition, technological change, or otherwise, would significantly harm our business. Our future financial performance will depend primarily on the successful introduction and market acceptance of our current service offerings, and on the development, introduction and market acceptance of any future enhancements. There can be no assurance that we will be successful in marketing our current service offerings or any new service offerings, applications or enhancements, and any failure to do so would significantly harm our business.

Copyrights, patents, trade secrets and protection of proprietary technology.

We rely on a combination of copyright, trade secret and trademark laws and software security measures, along with employee and third-party nondisclosure agreements, to protect our intellectual property rights and technology. We have registered the following trademarks in Canada and the United States: "Storage Experts", "DataPort", "PortAge" and "LinkPort". We have also registered in Canada and the United States a trademark to protect the Storage Alliance logo.

Any inability to adequately protect our proprietary technology could harm our ability to compete. Our future success and ability to compete depends in part upon our proprietary technology, which we attempt to protect with a combination of patent, copyright, trademark and trade secret laws, as well as with our confidentiality procedures and contractual provisions. These legal protections afford only limited protection and may be time-consuming and expensive to obtain and/or maintain. Further, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property.

In the event that we do file patent applications, there is no guarantee that patents will be issued. Any patents that are issued could be invalidated, circumvented or challenged. If challenged, our patents might not be upheld or their claims could be narrowed. All of our employees are required to sign confidentiality agreements with respect to the work they do for us and with respect to the fact that rights to technology created by such employees in the course of their employment are retained by us.

Despite precautions taken to protect our technology, unauthorized parties may attempt to reverse engineer, copy or obtain and use information we regard as proprietary. Policing unauthorized use of our technology and infringement of our copyrights is difficult. Additionally, the laws of some foreign countries do not protect our proprietary rights, including our copyrights, to the same extent as do the laws of the United States.

Infringement by our services on other intellectual property.

Our services may inadvertently infringe upon the intellectual property rights of others, and resulting claims against us could be costly and require that we enter into disadvantageous license or royalty arrangements. The software industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement and the violation of intellectual property rights. Although we attempt to avoid infringing known proprietary rights of third parties, we may be subject to legal proceedings and claims for alleged infringement by of third-party proprietary rights, such as patents, trade secrets, trademarks or copyrights, from time to time in the ordinary course of business. Any claims relating to the infringement of third-party proprietary rights, even if not successful or meritorious, could result in costly litigation, divert resources and management's attention or require that we enter into royalty or license agreements which are not advantageous to us. In addition, parties making these claims may be able to obtain injunctions, which could prevent us from selling our services.

Our ability to forecast our quarterly results is limited.

Our ability to accurately forecast our quarterly sales is limited, as a result of which, our quarterly operating results may fluctuate significantly. We expect that our results will vary significantly from quarter to quarter in the future. These quarterly variations may be caused by a number of factors, including:

    delays in customer orders of our data storage software;

    timing of completion of project phases;

    our ability to develop, introduce and support new and enhanced services in a timely manner in response to changing technology trends, as well as our ability to manage service transitions; and

    the amount and timing of increases in expenses associated with our growth.

Due to these and other factors, and because the market for data storage software is new and evolving, our ability to accurately forecast our quarterly sales is limited. In addition, in the near future, most of our costs will be related to personnel, facilities, and research and development, which are relatively fixed in the short term. If we do not generate significant revenue in relation to our expenses, we may be unable to reduce our expenses quickly enough to avoid lower quarterly operating results. We do not know whether our business will grow rapidly enough to absorb the costs of our future employees and facilities. As a result, our quarterly operating results could fluctuate and this fluctuation could adversely affect the market price of our common stock in the future.

Loss of services of key employees.

As at January 6, 2003, our key personnel included Jeff Ascah (President, Chief Executive Officer), Ken Akerley (VP Business Development), Ed Kokts-Porietis (Chief Technology Officer), Ken MacKinnon (Chief Architect) and Fred Moore (Director of the Strategic Advisory Board). The loss of the services of Mr. Ascah or the other key employees, or the services of any future key employees for any reason may have a materially adverse effect on our prospects. There can be no assurance that we would be able to find a suitable replacement in the event that the services of any of these key employees, or of a future key employee, is lost. Furthermore, we do not presently maintain "key man" life insurance on the lives of our key personnel. We rely upon the continued service and performance of a relatively small number of key senior management personnel, and our future success depends on our retention of these key employees whose knowledge of our business and technical expertise would be difficult to replace. At this time, none of our key personnel are bound by employment agreements, and as a result, any of these employees could leave with little or no prior notice. If we lose any of our key personnel, our business may be adversely affected.

If we are unable to hire and retain technical, sales and marketing and operational personnel, our business could be materially adversely affected. We intend to hire a significant number of additional personnel, including software engineers, sales and marketing personnel and operational personnel in the future. Competition for these individuals is intense, and we may not be able to attract, assimilate, or retain additional highly qualified personnel in the future. The failure to attract, integrate, motivate and retain these employees could harm our business.

Trading of our stock may be restricted by the SEC's penny stock regulations which may limit a stockholder's ability to buy and sell our stock.

The U.S. Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of, our common stock.

If the market price of our common stock fluctuates widely, you may not be able to sell your shares at or above the price at which you purchase them and, therefore, you may suffer a loss on your investment.

We believe the following factors could cause the market price of our common stock to fluctuate widely and could cause our common stock to trade at a price below the price at which you purchase your shares:

    actual or anticipated variations in our quarterly operating results,

    announcements of new services, products, acquisitions or strategic relationships by us or our competitors,

    announcements of system slowdowns or failures by us or our competitors,

    new regulations or interpretations of regulations applicable to our data storage activities,

    trends or conditions in the Internet industry,

    changes in accounting treatments or principles,

    changes in earnings estimates by securities analysts and in analyst recommendations,

    changes in market valuations of other data storage companies, and general political, economic and market conditions.

The market price for our common stock may also be affected by our ability to meet or exceed expectations of analysts or investors. Any failure to meet these expectations, even if minor, could materially adversely affect the market price of our common stock. In addition, the market prices of equity securities of technology and Internet companies often fluctuate significantly for reasons unrelated to the operating performance of these companies. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against that company. If any securities litigation is initiated against us, we could incur substantial costs and our management's attention and resources could be diverted from our business.

If plans to phase-out the OTC Bulletin Board are implemented, we may not qualify for listing on the proposed Bulletin Board Exchange or any other marketplace, in which event investors may have difficulty buying and selling our securities.

We understand that in 2003, subject to approval of the Securities and Exchange Commission, the NASDAQ Stock Market intends to phase-out the OTC Bulletin Board, and replace it with the "Bulletin Board Exchange" or "BBX". As proposed, the BBX will include an electronic trading system to allow order negotiation and automatic execution. The NASDAQ Stock Market has indicated its belief that the BBX will bring increased speed and reliability to trade execution, as well as improve the overall transparency of the marketplace. Specific criteria for listing on the BBX have not yet been finalized, and the BBX may provide for listing criteria which we do not meet. If the OTC Bulletin Board is phased-out and we do not meet the criteria established by the BBX, there may be no market on which our securities may be included. In that event, shareholders may have difficulty reselling any of the shares they own.

Item 2. Description of Property.

Our executive and head offices are located at 725, 435 Fourth Avenue SW, Calgary, AB T2P 3A8. The offices are approximately 5,114 square feet in size and are leased on a five (5) year basis, expiring August 31, 2004, at an annual rent of approximately $42,800 (CDN$66,482). Our current premises are adequate for our current operations and we do not anticipate that we will require any additional premises in the foreseeable future.

Item 3. Legal Proceedings.

Other than as set forth below, we know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

On February 5, 2003, we commenced a lawsuit in the Alberta Court of Queen's Bench, Judicial District of Calgary, against International Datashare Corporation seeking payment for services rendered to International Datashare pursuant to a LinkPort Application Hosting Services Agreement, dated May 1, 2002. We have claimed $159,000 (CDN$246,455) plus interest and costs. International Datashare has not yet filed a defence to our lawsuit.

Item 4. Submissions of Matters to a Vote of Security Holders.

On October 21, 2002, our company obtained the written consent of our shareholders, holding 8,612,500 common shares or 54%, for an amendment to our Articles of Incorporation to change the name of our company from "Cascadia Capital Corporation" to "Storage Alliance, Inc." The change of name was effective on November 12, 2002.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Our common shares are quoted on the OTC Bulletin Board under the symbol "SGAL" and CUSIP 861922 10 2. The following quotations obtained from Canada Stockwatch reflect the highs and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission an may not represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

Quarter Ended(1)	High	Low
January 31, 2003 (2)	$1.45	$0.50
October 31, 2002	$0.40	$0.15
July 31, 2002	$0.35	$0.15
April 30, 2002	$0.15	$0.08

(1) Our common shares were approved for quotation on the OTC Bulletin Board on February 15, 2002.

(2) On November 25, 2002, our trading symbol changed to "SGAL" to reflect the change in our corporate name.

Our common shares are issued in registered form. The Nevada Agency and Trust Company, 50 West Liberty Street, Ste. 880, Reno, Nevada 89501 (Telephone: (775) 322-0626; Facsimile: (775) 322-5623) is the registrar and transfer agent for our common shares.

On January 31, 2003, the shareholders' list of our common shares showed 39 registered shareholders and 10,000,000 shares outstanding. We have researched indirect holdings registered to the various depository institutions and stock brokerage firms, and estimate that there 10 to 30 additional beneficial shareholders beyond the 39 registered shareholders as of January 31, 2003.

We have not declared any dividends since incorporation and does not anticipate that we will do so in the foreseeable future. Although there are no restrictions that limit the ability to pay dividends on our common shares, our intention is to retain future earnings for use in our operations and the expansion of our business.

Equity Compensation Plan Information

On November 13, 2003, we granted stock options to each of the following individuals under separate stock option agreements (individual compensation arrangements). These grants of stock options were not approved by the shareholders of our company.

Number of Securities to be issued upon exercise of outstanding options	Weighted-Average exercise price of outstanding options	Number of securities remaining available for further issuance
375,000 (1)	$0.40	Nil
120,000 (1)	$0.40	Nil
120,000 (1)	$0.40	Nil
90,000 (1)	$0.40	Nil

(1) The options were granted on November 13, 2002 and expire on September 20, 2006. The options vest as to 1/3 on September 20, 2003, 1/3 on September 20, 2004 and 1/3 on September 20, 2005.

Recent Sales of Unregistered Securities

In connection with the share exchange transaction with Storage Alliance Inc., DKJ Technologies Inc. and the shareholders of DKJ Technologies Inc., we issued 2,500,000 shares of our common stock to 28 individuals in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933. As part of the acquisition, we sold an aggregate of 470,000 shares of our common stock at $0.50 per share for gross proceeds of $235,000 relying on Regulation S and/or Section 4(2) of the Securities Act of 1933. We have yet to issue the 470,000 shares.

Item 6. Management's Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this prospectus, particularly in the section entitled "Risk Factors" beginning on page 8 of this annual report.

Our consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Overview

We were incorporated in the state of Nevada on October 29, 1999. Since our incorporation, we were in the business of the exploration and development of mineral properties. Our mining properties consisted of a placer claim and two blocks of hardrock mineral claims. We had completed some exploration on both of our properties but decided to abandon further exploration after the acquisition of our new business. These operations are reflected as discontinued operations in the financial statements.

Effective September 19, 2002, we acquired 100% of the issued and outstanding shares of Storage Alliance Inc., a company incorporated in the Province of Alberta, Canada. Effective on November 12, 2002, we changed our name from Cascadia Capital Corporation to Storage Alliance Inc. to reflect the operations of our newly acquired business.

In our new business, we design, market and deploy content and storage management solutions and professional services for customers in the petroleum exploration and production and other data-intensive industries. Our data storage and content management solutions protect and manage seismic and related petroleum exploration and production data and delivers this data with analytical software applications and tools.

We are still in our infancy as a viable commercial entity, and consequently our focus has been on the identification of market needs, the development of products and services to meet these needs, and the branding of our company and our services. We anticipate that the expected growth in revenues will assist us in attracting additional financing to allow us to add the needed resources in order to further support the growth of our operations. Despite our expectations, there are no assurances that an increase in our revenues can be achieved, or that we will be able to attract additional financing on acceptable terms, if at all. Should we be unable to achieve the anticipated revenue growth or to attract additional financing on acceptable terms, our ongoing business and future success may be adversely affected.

General - Explanation of Comparative Periods

As we acquired Storage Alliance Alberta effective on September 19, 2002, our financial statements included the financial results of Storage Alliance Alberta from the period of September 19, 2002 to October 31, 2002. Since we have abandoned our previous mineral exploration business and are continuing only with the business of Storage Alliance Alberta, we have also included a discussion of the results of the operations of Storage Alliance Alberta for its fiscal periods ended September 18, 2002 (the date of the acquisition) and December 31, 2001. The audited financial statements for Storage Alliance Alberta for the fiscal periods ended December 31, 2001 and 2000 were included on the Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 3, 2002, in connection with the acquisition of Storage Alliance Alberta.

RESULTS OF OPERATIONS

Year ended October 31, 2002 and October 31, 2001

The following discussion relates to the operations of Storage Alliance.

Revenues

Gross revenue for the year ended October 31, 2002 increased to $53,713 from $nil compared to the year ended October 31, 2001. This increase in revenue was a result of the acquisition of our new business effective September 19, 2002. All revenues were generated by our subsidiary Storage Alliance Alberta. Prior to the acquisition of Storage Alliance Alberta, we had not generated any revenues from our previous mineral exploration business.

Expenses

Total expenses increased to $347,658 for the year ended October 31, 2002 from $73,618 for the year ended October 31, 2001. Direct costs were $7,182 leaving a gross profit of $46,531 compared to a gross profit of $nil for the prior year. We did not realize a gross profit in 2001 as we had not generated any revenues from our previous mineral exploration business. A significant portion of the expenses, $91,149, resulted from the retirement of debt of Storage Alliance Alberta which was repaid as part of the acquisition of Storage Alliance Alberta. This expense item resulted because the value of the debt retired was $433,851 and the value of the shares issued to retire this debt was deemed to be $525,000. $25,000 of the expenses for the year ended October 31, 2002 related to previous contractual commitments for our prior mineral exploration business.

General and administrative expenses increased to $196,054 for the year ended October 31, 2002 from nil for the year ended October 31, 2001. The increase was attributed to higher operational activities, higher insurance premiums and higher wages associated with the addition of the business operations of Storage Alliance Alberta. We incurred legal expenses of approximately $15,000 in the last quarter of the year ended October 31, 2002 which were directly associated with the acquisition of Storage Alliance Alberta. General and administration expenses are expected to increase in the next year from the level of expense incurred in the year due to the additional operational expense associated with Storage Alliance Alberta.

Depreciation and amortization expense increased to $4,428 for the year ended October 31, 2002 from $nil for the year ended October 31, 2001 due to the amortization of existing capital equipment in Storage Alliance Alberta. Depreciation and amortization expense is expected to increase in 2003 with the continued depreciation and amortization of existing and new capital purchases for the infrastructure and operations of Storage Alliance Alberta.

Period ended September 18, 2002 and Year Ended December 31, 2001

The following discussion relates to the operations of Storage Alliance Alberta for its fiscal period ended September 18, 2002 (the date of the acquisition) and the year ended December 31, 2001.

Revenues

In the period ended September 18, 2002, Storage Alliance Alberta commercialized its LinkPortTM application hosting and web enabling solution for the oil and gas industry. The majority of early revenues came from one early adopter client International Datashare Corporation. Storage Alliance Alberta generated revenues in the period ended September 18, 2002 of $101,166 compared to revenues of $159,812 for the year ended December 31, 2001. If the revenues are annualized and projected for a full year basis, we would have generated revenues of approximately $142,000. The small decrease in revenues was due to our shift towards the LinkPort™ application hosting from the original storage utility model.

In the first quarter of 2003, Storage Alliance Alberta successfully signed Racing Resources as a client of LinkPortTM and is conducting a pilot project with a significant client Murphy Oil Company Limited.

We are expecting our client install base to increase in the future as we gain a number of reference installations. However, it is difficult to predict just how much such sales will increase, and the exact timing of the increase, if any, since we are in the early adoption stages of the solutions acceptance.

There has been a significant amount of research and development and commercialization accomplished by Storage Alliance Alberta prior to our acquisition of the same, allowing us to move directly into revenue generating installations.

Expenses

Total expenses were $564,697 for the period ended September 18, 2002 compared to expenses of $906,957 for the year ended December 31, 2001. If the expenses are annualized and projected for a full year basis, we would have incurred expenses of approximately $789,710. The small decrease in expenses was due to the commercializing of our LinkPort™ application resulting in less development cost towards the end of the year. Direct costs were $29,605 leaving a gross profit of $71,561 for the period ended September 18, 2002 compared to direct costs of $72,271 and a gross profit of $87,541 for the year ended December 31, 2002.

General and administrative expenses were $521,563 for the period ended September 18, 2002 compared to expenses of $822,183 for the year ended December 31, 2001. Expenses remained relatively stable in 2002 with increases in expenses for pre-acquisition due diligence, legal and audit requirements.

General and administrative costs consisted primarily of our general corporate expenses, such as salaries and benefits, consulting fees, rent, professional fees and insurance.

Depreciation and amortization expense was $13,529 for the period ended September 18, 2002 compared to an expense of $12,503 for the year ended December 31, 2001. Depreciation and amortization expense increased due to the acquisition of some capital equipment during 2002. Depreciation and amortization expense is expected to increase in 2003 with the continued depreciation and amortization of existing and new capital purchases for the infrastructure and operations of our business.

LIQUIDITY AND CAPITAL RESOURCES

Year ended October 31, 2002

The following discussion relates to Storage Alliance.

We have continued to finance our activities primarily through the issuance and sale of securities. We have incurred recurring losses from operations in each year since inception and our current liabilities exceed our current assets. Our net loss for the year ended October 31, 2002 was $293,945, compared to $73,618 for the year ended October 31, 2001. As of October 31, 2002, we had an accumulated deficit of $372,365 and we had a working capital deficiency of $205,222.

Our cash position at October 31, 2002 was $nil as compared to $28,880 at October 31, 2001. This decrease was due to the net loss from our operating, financing and investing activities described below.

Our net loss of $293,945 for the year ended October 31, 2002 includes non-cash charges of $4,428 for depreciation and amortization. Since the value of the debt retired was $433,851 and the value of the shares issued to retire this debt was deemed to be $525,000, we incurred an expense of $91,149 for retirement of debt. We also incurred a foreign currency loss of $7,799.

On February 4, 2002, we issued 162,500 (50,000 before we forward split our shares) shares at a fair value of $25,000 to the optionor of our mineral claims. We have subsequently abandoned both of our mineral claims.

On September 19, 2002, we issued 1,000,000 shares for the acquisition of all the shares of Storage Alliance Inc. and 1,500,000 shares for the settlement of debt.

On September 19, 2002, we effected an equity private placement which involved the issuance of 470,000 shares at a price of $0.50 per share. We realized gross and net cash proceeds of $235,000 from the private placement. The net proceeds realized by us from the private placement were used for working capital, and reductions to accounts payable. We have yet to issue the 470,000 shares. Subsequent to the year ended October 31, 2002, on January 29, 2003, we effected an equity private placement which involved the issuance of 623,810 shares at a price of $1.05 per share. We realized gross cash proceeds of $655,000 from the private placement. The net proceeds will be used for working capital purposes.

Year Ended October 31, 2001

The following discussion relates to Storage Alliance.

During the year ended October 31, 2001, we financed our mineral exploration business and our continued operations. We have incurred recurring losses from operations in each year since inception. Our net loss for the year ended October 31, 2001 was $73,618 compared to $4,802 for the year ended October 31, 2000. As at October 31, 2001, we had an accumulated deficit of $78,420, our stockholders' equity was $103,107 and we had a working capital surplus of $26,280.

Our cash position at October 31, 2001 was $28,880 compared to $22,398 at October 31, 2000. The increase was due to a private placement which we effected during the year ended October 31, 2001.

Our net loss of $73,618 for the year ended October 31, 2001 was comprised primarily of $23,618 of general and administrative expenses and $50,000 for the acquisition of a mineral property.

On July 15, 2001, we effected an equity private placement which involved the issuance of 195,000 shares for cash proceeds of $30,000. These monies were used for working capital purposes.

Period Ended September 18, 2002

This discussion relates to Storage Alliance Alberta for the period ended September 18, 2002 (the date of acquisition).

During the period ended September 18, 2002, we financed our activities through the monies we received from the sale of our services but primarily through short term indebtedness. Our net loss for the period ended September 18, 2002 was $463,531 compared to $747,145 for the year ended December 31, 2001. As of September 18, 2002, we had an accumulated deficit of $1,431,014 compared to an accumulated deficit of $784,893 for the year ended December 31, 2001.

Our cash position at September 18, 2002 was $115,948 as compared to $nil at December 31, 2001. The increase was due to the advances and other short term debt that we received during the period ended September 18, 2002.

Our net loss of $463,531 for the period ended September 18, 2002 included non-cash charges of $13,529 for depreciation and amortization. For the year ended December 31, 2001, our net loss of $747,145 included non-cash charges of $12,503 for depreciation and amortization.

During the period ended September 18, 2002, we arranged a short term loan of $215,836 and received advances from Cascadia Capital Corporation of $175,892 and from DKJ Technologies Inc. of $116,954. For the year ended December 31, 2001, we arranged a short term bank overdraft of $32,236, a short term loan of $117,597, a convertible loan of $97,418 and received an advance of $297,620 from DKJ Technologies Inc.

As part of the acquisition of Storage Alliance Alberta by Cascadia Capital Corporation, we retired a total of $433,857 of debt in exchange for 525,000 shares of Cascadia Capital Corporation.

Future Operations

Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue into fiscal 2003. Management projects that we may require an additional $1.0 to $1.25 million to fund our ongoing operating expenses, working capital requirements for the next twelve months, broken down as follows:

Estimated Funding Required During the Next Twelve Months
Operating expenses
Marketing	$100,000 - $150,000
General and Administrative	$200,000 - $250,000
Engineering research and development	$200,000 - $250,000
Capital Expenditures	$300,000 - $350,000
Working capital	$200,000 - $250,000
Total	$1,000,000 - $1,250,000

As at October 31, 2002, we had a working capital deficiency of $205,222. In January, 2003, we effected an equity private placement of $655,000 which will enable us to address current payables, continue with the support of existing clients and sales and marketing activity connected with the continued rollout of LinkPort™ application hosting. We plan to raise the additional capital required to meet the balance of our estimated funding requirements for the next nine months, primarily through the private placement of our securities. We do not anticipate that we will be able to satisfy any of these funding requirements internally until we significantly increase our revenues.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual consolidated financial statements for the year ended October 31, 2002, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon obtaining further financing, successful and sufficient market acceptance of our current service offerings and any new service offerings that we may introduce, the continuing successful development of our service offerings and related technologies, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to obtain further funds required for our continued operations. We are pursuing various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. The impact of the adoption may result in a write-down of goodwill and the impact on the financial position and results of operations may be material. As there is no intangibles in the Company and no other intangibles recorded, there is no impact on the adoption of SFAS 142 for intangible assets.

In August 2001, the Financial Accounting Standards Board finalized FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. FAS 144 addresses accounting and reporting for the impairment or disposal of long-lived assets, including the disposal of a segment of business. FAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. There is no impact of SFAS 144 on the Company.

In June 2002, FASB finalized FAS 146, Accounting for Costs Associated with Exit or Disposal Activities. FAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between this Statement and Issue 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. A fundamental conclusion reached by the Board in this Statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. Therefore, this Statement eliminates the definition and requirements for recognition of exit costs in Issue 94-3. This Statement also establishes that fair value is the objective for initial measurement of the liability. The adoption of this statement is not expected to have a material impact on the Company's financial position and results of operations. FAS 146 is effective for exit and disposal activities initiated after December 31, 2002.

In December 2002, the Financial Accounting Standards Board Issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123", ("SFAS 148"). SFAS 148 amends FASB Statement No. 123, "Accounting for Stock Based Compensation" ("SFAS 123") and provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock-based compensation and the related pro-forma disclosures when the intrinsic value method continues to be used. The statement is effective for fiscal years beginning after December 15, 2002, and disclosures are effective for the first fiscal quarter beginning after December 15, 2002. The Company will continue to use the intrinsic model method.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financials.

Going Concern

These consolidated financial statements have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business. Accordingly, these consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

In order to continue as a going concern, we require additional financing. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to continue as a going concern, we would likely be unable to realize the carrying value of our assets reflected in the balances set out in the preparation of the consolidated financial statements.

Revenue Recognition

Revenue from hosting, including non-refundable fees received up front, is recognized as the service is provided.

Research and Development

Research costs are expensed as incurred. During the year, an estimated $60,000 (2001 - $nil) has been incurred on research and development.

Foreign Exchange

The financial position and results of operations of our subsidiary are determined using local currency (the Canadian dollar) as the functional currency. Assets and liabilities of this subsidiary are translated at the exchange rate in effect at each period end. Statement of operation accounts is translated at the average rate of exchange prevailing during the period. Translation gains and losses are included in the cumulative translation adjustment and other comprehensive income on the consolidated statements. The functional currency is Canadian dollars.

Item 7. Financial Statements.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The Independent Auditor's Report of BDO Dunwoody, LLP. for the audited consolidated financial statements for the year ended October 31, 2002 and the Independent Auditor's Report of Davidson & Company for the audited financial statements for the year ended October 31, 2001 are included herein immediately preceding the audited financial statements.

Independent Auditor's Report of BDO Dunwoody LLP, dated February 11, 2003.

Independent Auditor's Report of Davidson & Company, dated January 15, 2002.

Comments by Auditors For US Readers on Canada - US Reporting Differences.

Consolidated Balance Sheets at October 31, 2002 and 2001.

Consolidated Statements of Operations for the year ended October 31, 2002 and Statements of Operations for the year ended October 31, 2001.

Consolidated Statements of Cash Flows for the year ended October 31, 2002 and Statements of Cash Flows for the year ended October 31, 2001.

Consolidated Statements of Comprehensive Loss for the year ended October 31, 2002 and Statements of Comprehensive Loss for the year ended October 31, 2001.

Consolidated Statement of Changes in Stockholders' Equity for the year ended October 31, 2002 and Statement of Changes in Stockholders' Equity for the year ended October 31, 2001.

Notes to the Financial Statements.

The Independent Auditor's Report of BDO Dunwoody, LLP. for the audited non-consolidated financial statements for the 261 day period ended September 18, 2002 (acquisition date by Cascadia Capital Corporation) and for the year ended December 31, 2001 is included herein immediately preceding the audited non-consolidated financial statements.

Independent Auditor's Report, dated February 13, 2003.

Non-consolidated Balance Sheets as at September 18, 2002 (acquisition date by Cascadia Capital Corporation) and for the year ended December 31, 2001.

Non-consolidated Statements of Operations for the 261 day period ended September 18, 2002 (acquisition date by Cascadia Capital Corporation) and for the year ended December 31, 2001.

Non-consolidated Statements of Cash Flows for the 261 day period ended September 18, 2002 (acquisition date by Cascadia Capital Corporation) and for the year ended December 31, 2001.

Non-consolidated Statements of Comprehensive Income for the 261 day period ended September 18, 2002 (acquisition date by Cascadia Capital Corporation) and for the year ended December 31, 2001.

Non-consolidated Statement of Changes in Stockholders' Equity for the 261 day period ended September 18, 2002 (acquisition date by Cascadia Capital Corporation) and for the year ended December 31, 2001.

Notes to the Non-consolidated Financial Statements.

Storage Alliance Inc.
(Formerly Cascadia Capital Corporation)
Consolidated Financial Statements
For the years ended
October 31, 2002 and 2001

Contents

Auditors' Report 2

Independent Auditors' Report 3

Comments by Auditors for US Readers
On Canada - US Reporting Differences 4

Consolidated Financial Statements

Consolidated Balance Sheets 5
 Consolidated Statements of Operations 6
Consolidated Statements of Cash Flows 7
Consolidated Statements of Comprehensive Loss 8
Consolidated Statements of Stockholders' Equity 9

Notes to Consolidated Financial Statements 10 - 21

Auditors' Report

To the Directors of
Storage Alliance Inc.

We have audited the consolidated balance sheet of Storage Alliance Inc. as at October 31, 2002 and the consolidated statements of operations, cash flows, comprehensive loss and stockholders' equity for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at October 31, 2002 and the results of its operations, its cash flows, comprehensive loss and its stockholders' equity for the year ended October 31, 2002 in accordance with United States generally accepted accounting principles.

The 2001 comparative statements were audited by a different accountant.

BDO Dunwoody LLP

Chartered Accountants

Calgary, Alberta
February 11, 2003

Independent Auditors' Report

To the Board of Directors of and Stockholders of
Cascadia Capital Corporation (An Exploration Stage Company)

We have audited the balance sheet of Cascadia Capital Corporation (An Exploration Stage Company) as at October 31, 2001 and the related statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at October 31, 2001 and the results of its operations and its cash flows for the year then ended in accordance with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred a net loss since inception and has had no revenues and has a minimal working capital position at October 31, 2001. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Davidson & Company

Chartered Accountants

Vancouver, Canada
January 15, 2002

Comments by Auditors for US Readers
On Canada - US Reporting Differences

In the United States, reporting standards for auditors require the addition of an explanatory paragraph when the consolidated financial statements are affected by conditions and events that cast substantial doubt on the Company's ability to continue as a going concern, such as those described in Note 1 to the consolidated financial statements. Our report to the directors dated February 11, 2003 is expressed in accordance with Canadian reporting standards, which do not permit a reference to such events and conditions in the auditors' report when these are adequately disclosed in the consolidated financial statements.

BDO Dunwoody LLP

Chartered Accountants

Calgary, Alberta
February 11, 2003

Storage Alliance Inc.
Consolidated Balance Sheets
(United States Dollars)
As at October 31	2002	2001

Assets

Current
Cash	$-	$28,880
Accounts receivable (net of allowance of $100,000)	16,139	-
Investment tax credit receivable	57,780	-
Prepaid expense	7,055	-
	80,974	28,880

Goodwill (Note 3)	1,020,165	-

Capital assets (Note 4)	44,593	-

	$1,145,732	$28,880

Liabilities and Stockholders' Equity

Current
Bank indebtedness (Note 5)	$455	$-
Accounts payable	285,741	2,600
	286,196	2,600

Shareholders' equity (deficiency)
Capital stock 100,000,000 common share authorized, par value of US$0.0001 10,000,000 (2001 - 15,925,000) common share issued	1,050	1,593
Paid in capital	1,003,650	103,107
Shares to be issued	235,000	-
Cumulative translation adjustment	(7,799)	-

Deficit	(372,365)	(78,420)
	859,536	26,280

	$1,145,732	$28,880

Approved on behalf of the Board:

/s/ Jeff Ascah Director

5
The notes are an integral part of these consolidated financial statements

Storage Alliance Inc.
Consolidated Statements of Operations
(United States Dollars)
For the year ended October 31	2002 (1)	2001

Revenues
Application hosting	$ 53,713	$-

Less: direct costs	7,182	-

Gross profit exclusive of amortization expense shown separately below	46,531	-

Expenses
Amortization	4,428	-
General and administrative expenses	196,054	-
Loss on retirement of debt (Note 3)	91,149	-
	291,631	-

Loss for the year before discontinued operations	(245,100)	-

Loss from discontinued operations (Note 6)	(48,845)	(73,618)

Net loss for the year	$ (293,945)	$(73,618)

Net loss per share - continuing operations	$(0.02)	$(0.00)
Net loss per share - discontinued operations	$(0.00)	$(0.00)
Net loss per share	$(0.02)	$(0.00)

Weighted average number of shares outstanding	15,401,814	15,759,205

(1) This includes the operations of Storage Alliance, acquired subsidiary, from September 19, 2002 to October 31, 2002.

The notes are an integral part of these consolidated financial statements

Storage Alliance Inc.
Consolidated Statements of Cash Flows
(United States Dollars)
For the year ended October 31	2002	2001

Cash flows from operating activities
Net loss for the year	$(293,945)	$(73,618)
Adjustments for:
Common shares issued for mineral claims option	25,000	50,000
Loss on retirement of debt	91,149	-
Allowance on doubtful account	100,000	-
Amortization	4,428	-
	(73,368)	(23,618)

Changes in non-cash accounts, net of the acquired business
Accounts receivable	(53,867)	-
Accounts payable	(54,016)	100
	(181,251)	(23,518)

Cash flows from financing activities
Bank indebtedness	455	-
Issue of share capital, net of issue costs	235,000	30,000
	235,455	30,000

Cash flows from investing activities
Cash purchased on acquisition	115,948	-
Cash advances prior to acquisition	(194,398)
Acquisition of capital assets	(4,634)	-
	(83,084)	-

Increase in cash	(28,880)	6,482

Cash, beginning of year	28,880	22,398

Cash, end of year	$-	$28,880

7
The notes are an integral part of these consolidated financial statements

Storage Alliance Inc.
Consolidated Statements of Comprehensive Loss
(United States Dollars)
For the years ended October 31	2002	2001

Net loss for the year	$ (293,945)	$(73,618)

Other comprehensive income (loss)
Cumulative translation adjustment	(7,799)	-

Comprehensive loss	$ (301,744)	$(73,618)

8
The notes are an integral par of these consolidated financial statements

Storage Alliance Inc.
Consolidated Statements of Stockholders' Equity
(United States Dollars)
	No. of shares	$ Amount	Capital stock in excess of par value	Currency transl. adjust.	Deficit	Total

Balance, October 31, 2000	15,405,000	$ 1,541	$ 23,159	-	$(4,802)	$19,898

Common shares issued for mineral claims (Note 6 (b))	325,000	32	49,968	-	-	50,000
Common shares issued for cash	195,000	20	29,980	-	-	30,000
Net loss for the year ended October 31, 2001	-	-	-	-	(73,618)	(73,618)
Balance, October 31, 2001	15,925,000	1,593	103,107	-	(78,420)	26,280

Common shares issued for mineral claims option (Note 6 (b))	162,500	16	24,984	-	-	25,000

Cancellation pursuant to acquisition (1)	(8,587,500)	(859)	859	-	-	-

Issued for acquisition of Storage Alliance	1,000,000	100	349,900	-	-	350,000

Issued on settlement of debt	1,500,000	150	524,850	-	-	525,000

To be issued for private placement	470,000	50	234,950	-	-	235,000

Currency translation adjustment	-	-	-	(7,799)	-	(7,799)

Net loss for the year ended October 31, 2002	-	-	-	-	(293,945)	(293,945)

Balance, October 31, 2002	10,470,000	$1,050	$1,238,650	(7,799)	$(372,365)	$ 859,536

(1) Pursuant to the acquisition, certain shareholders of the Company have cancelled 8,587,500 of their common shares.

9
The notes are an integral part of these consolidated financial statements

Storage Alliance Inc.
Notes to Consolidated Financial Statements
(United States Dollars)

As at October 31, 2002 and 2001

1. Organization and Nature of Operations

Storage Alliance Inc. ("the Company") (formerly Cascadia Capital Corporation) was incorporated on October 29, 1999 under the laws of the State of Nevada to engage in any lawful business or activity for which operations may be organized under the laws of the state of Nevada. The Company was in the business of exploration and development of mineral properties with minimal operations. During the 2002 year the company has abandoned all its mineral properties and as a result of the acquisition ceased to be an exploration stage company. For financial statement purposes Storage Alliance Inc. (the acquired subsidiary) is the predecessor.

On September 19, 2002, the Company acquired Storage Alliance Inc. through the issuance of 1,000,000 common shares. The Company changed its name and now operates under the name of Storage Alliance Inc. It was incorporated as a provider of availability infrastructure and infrastructure and storage management services to the business marketplace. Currently, all of the Company's customers are located in Canada.

The consolidated financial statements have been prepared using United States generally accepted accounting principles that are applicable to a going concern. Ultimate recovery of the Company's assets is dependent on the Company, after an expected period of initial losses, achieving and maintaining profitability which is dependant on market conditions, successful rollout of the Company's business plan and the ability to obtain adequate financing to meet capital and operational requirements. Management's plan to continue as a going concern include the current pilot hosting of Murphy Oil Company Limited digital seismic information, the recent addition of Racing Resources as a hosting client and its strategic alliance with Allied Seismic. Pending enhancements to the LinkPortTM solution are designed to create broader market acceptance and increased client installations and user license count. Revenues from early adopter International Datashare Corporation are likely to decline significantly or stop from the current $35,000 per month, however the Company anticipates increased revenues from clients noted above to offset this in the near term. The Company also has finalized a private placement financing of approximately $655,000 that closed in January. Management can not provide any assurances that the Company will be successful in any of its plans. During the 2002 year the company has abandoned all its mineral properties and have reflected them as discontinued operations in the financial statements. As a result of the acquisition the company has ceased to be an exploration stage company.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company incurred an operating loss of $293,945 for the year ended October 31, 2002 (2001 - $73,618). It is management's opinion that the company will continue as a going concern. The Company's continuation as a going concern cannot be predicted at this time and is dependent upon achieving profitable operations and additional financing.

Storage Alliance Inc.
Notes to Consolidated Financial Statements
(United States Dollars)

As at October 31, 2002 and 2001

2. Summary of Significant Accounting Policies

These consolidated financial statements have been prepared by management in accordance with United States generally accepted accounting principles. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The consolidated financial statements have, in management's opinion, been properly prepared using careful judgement with reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

(a) Consolidation

The consolidated financial statements include the accounts of Storage Alliance Inc. (formerly Cascadia Capital Corporation), and its wholly owned subsidiary, Storage Alliance Inc., from its effective date of acquisition of September 19, 2002 (Note 3). All significant inter-company accounts and transactions have been eliminated.

(b) Capital assets

Capital assets are recorded at cost. Amortization is provided at rates calculated to write off the assets over their estimated useful lives as follows:

Office furniture and equipment	20%	Declining
Computer software	100%	Straight line
Leasehold improvements	shorter of estimated life or lease term

(c) Foreign exchange

The financial position and results of operations of the Company's foreign subsidiary are determined using local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each period end. Statement of operation accounts is translated at the average rate of exchange prevailing during the period. Translation gains or losses are included in the cumulative translation adjustment and other comprehensive income in the consolidated statements. The functional currency is Canadian dollars.

(d) Investment tax credits

Investment tax credits related to current expenditures are included in the determination of net loss for the current year in the amount of $nil (2001 - $nil). These claims are subject to audit by the science advisors of Canada Customs and Revenue Agency. Any revisions resulting from such audits are to be charged back to the related cost on a prospective basis.

(e) Financial instruments

The Company carries a number of financial instruments. Unless otherwise indicated, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair values of these financial instruments approximate their carrying values, unless otherwise noted.

Storage Alliance Inc.
Notes to Consolidated Financial Statements
(United States Dollars)

As at October 31, 2002 and 2001

2. Summary of Significant Accounting Policies - continued

(f) Provision for taxes

The provision (benefit) for income taxes is computed on the pretax income (loss) based on the current tax law. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates.

(g) Loss per share

The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period of the consolidated financial statements. Common stock equivalents, consisting of stock warrants and options, have not been included in the calculation as no options or warrants were issued or outstanding for the period presented.

(h) Revenue recognition

Revenue from hosting, including non-refundable fees received up front, is recognized as the service is provided.

(i) Long-lived assets

Long-lived assets, such as capital assets, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows resulting from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. No impairment losses have been recorded to date.

(j) Resource properties

Costs of acquisition, exploration, carrying, and retaining unproven properties are expensed as incurred. Costs incurred in proving and developing a property ready for production are capitalized and amortized over the life of the mineral deposit or over a shorter period if the property is shown to have an impairment in value.

(k) Comprehensive loss

Comprehensive loss includes all changes in equity except those resulting from investments by owners and distributions to owners. The Company's only items of comprehensive loss are cumulative translation adjustments.

Storage Alliance Inc.
Notes to Consolidated Financial Statements
(United States Dollars)

As at October 31, 2002 and 2001

2. Summary of Significant Accounting Policies - continued

(l) Stock-based Compensation

The Company applies Accounting Principles ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for the stock option plan. Under APB Opinion 25, compensation cost would be recognized for stock options granted to employees and directors for their services as directors if the option price is less than the market price of the underlying common stock on the date of the grant.

SFAS No. 123, "Accounting for Stock-Based Compensation," requires the Company to provide pro-forma information regarding net income as if the compensation costs for the Company's stock option plan had been determined in accordance with the fair value based method prescribed in SFAS No. 123. To provide the required pro-forma information, the Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model.

(m) Research and development

Research and development costs are expensed as incurred. During the year, an estimated $60,000 (2001 - $nil) has been incurred on research and development.

(n) Software development costs

SOP 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use was issued in March 1998. SOP 98-1 requires all costs related to the development of internal use software other than those incurring during the application development stage to be expensed as incurred. Costs incurred during the application development stage are required to be capitalized and amortized over the estimated useful life of the software. To date, no costs have met the criteria for capitalization.

(o) Direct costs

Direct costs include LAN extensions and co-location costs.

(p) New accounting pronouncements

In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

Storage Alliance Inc.
Notes to Consolidated Financial Statements
(United States Dollars)

As at October 31, 2002 and 2001

2. Summary of Significant Accounting Policies - continued

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. The impact of the adoption may result in a write-down of goodwill and the impact on the financial position and results of operations may be material. As there is no intangibles in the Company and no other intangibles recorded, there is no impact on the adoption of SFAS 142 for intangible assets.

In August 2001, the Financial Accounting Standards Board finalized FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. FAS 144 addresses accounting and reporting for the impairment or disposal of long-lived assets, including the disposal of a segment of business. FAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. There is no impact of SFAS 144 on the Company.

In June 2002, FASB finalized FAS 146, Accounting for Costs Associated with Exit or Disposal Activities. FAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between this Statement and Issue 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. A fundamental conclusion reached by the Board in this Statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. Therefore, this Statement eliminates the definition and requirements for recognition of exit costs in Issue 94-3. This Statement also establishes that fair value is the objective for initial measurement of the liability. The adoption of this statement is not expected to have a material impact on the Company's financial position and results of operations. FAS 146 is effective for exit and disposal activities initiated after December 31, 2002.

Storage Alliance Inc.
Notes to Consolidated Financial Statements
(United States Dollars)

As at October 31, 2002 and 2001

2. Summary of Significant Accounting Policies - continued

In December 2002, the Financial Accounting Standards Board Issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123", ("SFAS 148"). SFAS 148 amends FASB Statement No. 123, "Accounting for Stock Based Compensation" ("SFAS 123") and provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock-based compensation and the related pro-forma disclosures when the intrinsic value method continues to be used. The statement is effective for fiscal years beginning after December 15, 2002, and disclosures are effective for the first fiscal quarter beginning after December 15, 2002. The Company will continue to use the intrinsic model method.

3. Business Combination

Cascadia has effected the purchase of all the shares of Storage Alliance via the issuance of 1,000,000 shares of Cascadia to DKJ Technologies Inc. at a value of $0.35/share which represents quoted market prices at the date the transaction was publically announced. In conjunction with this acquisition, Cascadia assumed the Storage Alliance loans, except for the loan to parent of $606,000 which was forgiven prior to the acquisition.

The acquisition of Storage Alliance has been accounted for by the purchase method, with Cascadia being the acquirer, based on the fair values of the assets or liabilities acquired, as follows:

	Book Value	Fair Value	Discrepancy
Current assets	$242,348	$242,348	$-
Current liabilities	(956,898)	(956,898)	-
Negative working capital	(714,550)	(714,550)	-
Property, plant and equipment	44,387	44,387	-
Goodwill	-	1,020,165	1,020,165
Net assets acquired	$(670,165)	$350,000	$1,020,165
Purchase price being the value attributed to the shares acquired, plus transaction costs	$350,000	$350,000

Storage Alliance Inc.
Notes to Consolidated Financial Statements
(United States Dollars)

As at October 31, 2002 and 2001

3. Business Combination

The purchase price discrepancy has been allocated as follows:

Goodwill	$1,020,165

The goodwill resulting from this acquisition has no tax consequences. The amount is not deductible for tax purposes.

During the acquisition Cascadia issued 1,500,000 common shares to retire the debt of Storage Alliance Inc., the resulting effect was a loss on retirement of debt as follows:

Value of debt retired	Fair Value	$433,851
Value of the shares exchanged		(525,000)
Loss on retirement of debt		$(91,149)

This acquisition was affected as the Company believes that the potential in Storage Alliance's technology is vast and as such, paid a premium on the purchase of such.

These consolidated financial statements include the operating results of Storage Alliance Inc. from the date of acquisition. Proforma results had the acquisition occurred at November 1, 2001 would approximate as follows:

	2002	2001

Revenues	$185,855	$158,680

Loss from continuing operations	(816,895)	(971,429)

Loss from discontinued operations	(48,845)	(73,618)

Net loss for the year	$ (865,740)	$ (1,045,047)

Net loss per share - continuing operations	$(0.08)	$(0.09)
Net loss per share - discontinued operations	$(0.01)	$(0.01)
Net loss per share	$(0.09)	$(0.10)

Storage Alliance Inc.
Notes to Consolidated Financial Statements
(United States Dollars)

As at October 31, 2002 and 2001

4. Capital Assets 2002 2001

Office furniture and equipment	$42,405	$-
Computer software	6,469	-
Leasehold improvements	147	-
	49,021	-
Less accumulated amortization	(4,428)	-
	$44,593	$-

6. Bank Indebtedness

The bank indebtedness consists of bank overdraft that is due on demand and bears interest at the bank's prime rate plus 6%, calculated and payable monthly. It is secured by a general agreement covering all assets.

7. Mineral Claims

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

b) Issue to the optionor a total of 3,412,500 common shares of the Company as follows:

i) 325,000 shares at a deemed price of $0.15385 (issued);

ii) 162,500 shares at a deemed price of $0.15385 on December 31, 2001(issued);

iii) 650,000 shares upon the completion of a first phase of a work program on the property;

iv) 650,000 shares upon the completion of a second phase of a work program on the property; and

v) 1,625,000 shares upon the completion of a third phase of a work program on the property.

Storage Alliance Inc.
Notes to Consolidated Financial Statements
(United States Dollars)

As at October 31, 2002 and 2001

6. Mineral Claims - continued

c) Incur exploration expenditures of $100,000 on the property as follows:

ii) $10,000 on or before September 1, 2001 ($4,000 spent);

iii) a further $40,000 on or before June 1, 2002; and

iv) a further $50,000 on or before December 31, 2002.

Upon commencement of production, the Company is subject to a 3% net smelter returns royalty.

As of the year-end this mineral claim has been abandoned.

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

As of the year-end this mineral claim has been abandoned.

Storage Alliance Inc.
Notes to Consolidated Financial Statements
(United States Dollars)

As at October 31, 2002 and 2001

7. Capital Stock

(a) On November 14, 2000, the Company issued 325,000 common shares under Regulation S of the Securities Act of 1933 at an fair value of $50,000 to the optioner of the mineral claims.

(b) On July 15, 2001, the Company issued 195,000 common shares for cash proceeds in the amount of $30,000.

(c) On February 4, 2002, the Company issued 162,500 common shares under Regulation S of the Securities Act of 1933 at an fair value of $25,000 to the optioner of the mineral claims.

(d) On February 18, 2002, the Company forward split its stock on a 3.25:1 basis. Accordingly all references to number of common shares and per share data in accompanying financial statements have been adjusted to reflect the stock split on a retroactive basis.

(e) On September 19, 2002, the Company issued 1,000,000 shares for the acquisition of Storage Alliance Inc., and 1,500,000 shares for the settlement of debt, other than accounts payable (Note 3).

(f) On September 19, 2002, the company had a private placement of 470,000 shares for $235,000. As at year end, the shares have not been issued from treasury.

(g) Options and warrants

No options or warrants have been issued during the period and as such, no compensation expense has been recorded. Subsequent to year end 705,000 options have been issued to employees of the Company at exercisable into shares of the Company at $0.40 per share. These options vest /3 from the date of grant and expire on September 20, 2006.

(h) Stock options plan

The Company has a stock option plan. Options granted will vest 1/3 from the date of grant and will expire at various times to be determined by the board.

8. Income Taxes

	2002	2001
Statutory tax rate	34%	34%

Income taxes at the statutory rate	$ (100,000)	$(25,000)
Income from a foreign jurisdiction	(3,400)	-
Change in valuation allowance	103,400	25,000
	$-	$-

Storage Alliance Inc.
Notes to Consolidated Financial Statements
(United States Dollars)

As at October 31, 2002 and 2001

8. Income Taxes - continued

Principal components of the net deferred tax asset (liability) are:

Deferred tax asset (liability):	2002	2001
Unused tax losses carryforward 1	$591,500	$25,000
Scientific research and development ("SRED")	88,400	-
Capital assets	(6,400)	-
Share issue costs	17,200	-
Allowance for doubtful accounts	34,000	-
	724,700	25,000
Valuation allowance acquired 2	(596,300)	-
Valuation allowance 3	(128,400)	(25,000)

Net deferred tax asset (liability)	-	-

1) Consists of US tax losses in the approximate amount of $128,000, which will expire in 2019, and Canadian tax losses in the approximate amount of $1,337,000, which will expire in 2007.

2) During the year, the Company purchased Storage Alliance and acquired the valuation allowance on its tax losses carryforward. If and when the benefits are realized, the credit will be recorded to goodwill.

3) A valuation allowance for the entire amount of the deferred tax asset has been allowed because it is more likely than not that these carryforwards will expire unused.

Loss subject to:	2002	2001
Foreign taxes (Canada)	$(245,100)	$ -
Domestic taxes (United States)	(48,845)	(73,618)

Loss before taxes	$(293,945)	$(73,618)

9. Statement of Cash Flows

(a) Interest and taxes paid

	2002	2001
Interest paid	$ 3,195	$ -

(b) Business combination

During 2002, the Company completed a business combination as detailed in Note 3.

Storage Alliance Inc.
Notes to Consolidated Financial Statements
(United States Dollars)

As at October 31, 2002 and 2001

10. Commitment

The Company has a sub-lease agreement for new premises and is committed to paying $3,600 (CDN $5,540) per month until August 2004. During the current year, the Company expensed approximately $6,700 in rent.

11. Major Customers

During the year, 100% of the revenue was earned from one customer. As at October 31, 2002, approximately 80% of accounts receivable are from this customer.

Storage Alliance Inc.
Financial statements
For the 261 day period ended September 18,
2002 and year ended December 31, 2001

Contents

Auditors' Report 2
Comments by Auditors for US Readers
On Canada - US Reporting Differences 3

Financial statements
Balance Sheets 4
Statements of Operations 5
Statements Cash Flows 6
Statements of Comprehensive Loss 7
Statements of Stockholders' Deficiency 8
Notes to Financial statements 9 - 18

Auditors' Report

To the Directors of
Storage Alliance Inc.

We have audited the balance sheets of Storage Alliance Inc. as at September 18, 2002 and December 31, 2001 and the statements of operations, cash flows, comprehensive loss, and stockholders' deficiency for the 261 day period ended September 18, 2002 and year ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall non-consolidated financial statement presentation.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at September 18, 2002 and December 31, 2001 and the results of its operations, its cash flows, comprehensive loss, and its stockholders' deficiency for the 261 day period ended September 18, 2002 and the year ended December 31, 2001 in accordance with United States generally accepted accounting principles.

BDO Dunwoody LLP

Chartered Accountants

Calgary, Alberta
February 13, 2003

Comments by Auditors for US Readers
On Canada - US Reporting Differences

In the United States, reporting standards for auditors require the addition of an explanatory paragraph when the financial statements are affected by conditions and events that cast substantial doubt on the Company's ability to continue as a going concern, such as those described in Note 1 to the financial statements. Our report to the directors dated February 13, 2003 is expressed in accordance with Canadian reporting standards, which do not permit a reference to such events and conditions in the auditors' report when these are adequately disclosed in the financial statements.

BDO Dunwoody LLP

Chartered Accountants

Calgary, Alberta
February 13, 2003

Storage Alliance Inc.
Balance Sheets
(United States Dollars)
	As at September 18, 2002 (1)	As at December 31, 2001

Assets

Current
Cash	$115,948	$-
Accounts receivable (net of allowance for doubtful accounts of $nil (2001 - $18,143))	62,272	5,421
Investment tax credit receivable	57,150	56,565
Prepaid expense	6,978	-
	242,348	61,986

Capital assets (Note 3)	44,387	39,429

	$286,735	$101,415

Liabilities and Stockholders' Deficiency

Current
Bank indebtedness (Note 4)	$-	$32,236
Accounts payable	337,157	164,150
Advances (Note 5)	185,892	-
Due to parent company (Note 6)	605,825	481,907
Convertible loan payable (Note 8)	97,418	97,418
Short-term loans (Note 9)	336,433	110,597
	1,562,725	886,308

Stockholders' Deficiency
Capital stock (Note 7) Unlimited number of class A, B, C, D, E, F, and G common shares authorized, no par value, 37 Class A, 14 Class B, 72 Class C (2001 - 37 Class A, 14 Class B, 72 Class C) common share issued	149,759	149,759
Cumulative translation adjustment	5,265	32,831

Deficit	(1,431,014)	(967,483)
	(1,275,990)	(784,893)

	$286,735	$101,415

(1) Acquired by Cascadia Capital Corp. on September 19, 2002 (Note 14)

Approved on behalf of the Board:

/s/ Jeff Ascah Director

Storage Alliance Inc.
Statements of Operations
(United States Dollars)
	For the 261 day period ended September 18, 2002(1)	For the year ended December 31, 2001

Revenues
Storage and application hosting	$ 101,166	$ 159,812

Less: direct costs (exclusive of amortization expense shown separately below)	29,605	72,271

Gross profit	71,561	87,541

Expenses
Amortization	13,529	12,503
General and administrative expenses	521,563	822,183
	535,092	834,686

Net loss for the period	$(463,531)	$(747,145)

Net loss per share	$(3,767)	$(6,074)

Weighted average number of shares outstanding	123	123

(1) Acquired by Cascadia Capital Corp. on September 19, 2002 (Note 14)

Storage Alliance Inc.
Statements of Cash Flows
(United States Dollars)
	For the 261 day period ended September 18, 2002(1)	For the year ended December 31, 2001

Cash flows from operating activities
Net loss for the period	$(463,531)	$(747,145)
Adjustments for:
Amortization	13,529	12,503
	(450,002)	(734,642)

Changes in non-cash accounts
Accounts receivable	(56,851)	6,146
Prepaid expenses	(6,978)	-
Accounts payable	173,007	139,904
	(340,824)	(588,592)

Cash flows from financing activities
Bank indebtedness	(32,236)	32,236
Short-term loan	215,836	117,597
Convertible loan payable	-	97,418
Advances from Cascadia	175,892	-
Advances from parent company	116,954	297,620
	476,446	544,871

Cash flows from investing activity
Acquisition of capital assets	(18,487)	(29,010)

Currency fluctuation on cash in foreign denominations	(1,187)	-

Increase (decrease) in cash	115,948	(72,731)

Cash, beginning of period	-	72,731

Cash, end of period	$115,948	$-

(1) Acquired by Cascadia Capital Corp. on September 19, 2002 (Note 14)

Storage Alliance Inc.
Statements of Comprehensive Loss
United States Dollars
	As at September 18, 2002(1)	As at December 31, 2001

Net loss for the period	$ (463,531)	$(747,145)

Other comprehensive income (loss)
Cumulative translation adjustment	(27,566)	23,031

Comprehensive loss	$ (491,097)	$(724,114)

(1) Acquired by Cascadia Capital Corp. on September 19, 2002 (Note 14)

Storage Alliance Inc.
Statements of Stockholders' Deficiency
(United States Dollars)
	No. of shares	$ Amount	Cumulative translation adjustment	Deficit	Total

Balance, December 31, 2000	123	$149,759	$9,800	$(220,338)	$(60,779)

Cumulative translation adjustment	-	-	23,031	-	23,031

Net loss for the year ended December 31, 2001	-	-	-	(747,145)	(747,145)

Balance, December 31, 2001	123	149,759	32,831	(967,483)	(784,893)

Cumulative translation adjustment	-	-	(27,566)	-	(27,566)

Net loss for the period ended September 18, 2002	-	-	-	(463,531)	(463,531)

Balance, September 18, 2002(1)	123	$149,759	$5,265	$(1,431,014)	$(1,275,990)

(1) Acquired by Cascadia Capital Corp. on September 19, 2002 (Note 14)

Storage Alliance Inc.
Notes to Financial statements
(United States Dollars)

As at September 18, 2002 and December 31, 2001

1. Organization and Nature of Operations

Storage Alliance Inc. ("the Company") was incorporated on April 18, 2000 in the Province of Alberta. It was incorporated as a provider of availability infrastructure and storage management services to the business marketplace. Currently, all of the Company's customers are located in Canada.

On December 20, 2000, the Company entered into a purchase and sales agreement with DKJ Technologies Inc. ("DKJ") whereby DKJ issued 5,000,000 common shares to the stockholders of the Company. The acquisition was accounted for as a recapitalization of the Company because the stockholders of the Company controlled DKJ after the acquisition. Therefore, the Company is treated as the acquiring entity. Accordingly, there was no adjustment to the carrying value of the assets or liabilities of DKJ. DKJ is the acquiring entity for legal purposes and the Company is the surviving entity for accounting purposes. These are financial statements of the subsidiary of DKJ.

The financial statements have been prepared using United States generally accepted accounting principles that are applicable to a going concern. Ultimate recovery of the Company's assets is dependent on the Company, after an expected period of initial losses, achieving and maintaining profitability which is dependant on market conditions, successful rollout of the Company's business plan and the ability to obtain adequate financing to meet capital and operational requirements. Management's plan to continue as a going concern include the current pilot hosting of Murphy Oil Company Limited digital seismic information, the recent addition of Racing Resources as a hosting client and its strategic alliance with Allied Seismic. Pending enhancements to the LinkPortTM solution are designed to create broader market acceptance and increased client installations and user license count. Revenues from early adopter International Datashare Corporation are likely to decline significantly or stop from the current $35,000 per month, however the Company anticipates increased revenues from clients noted above to offset this in the near term.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company incurred an operating loss of $463,531 for the 261 day period ended September 18, 2002 (December 31, 2001 - $747,145). It is management's opinion that the company will continue as a going concern. The Company's continuation as a going concern cannot be predicted at this time and is dependent upon achieving profitable operations and additional financing.

Storage Alliance Inc.
Notes to Financial statements
(United States Dollars)

As at September 18, 2002 and December 31, 2001

2. Summary of Significant Accounting Policies

These financial statements have been prepared by management in accordance with United States generally accepted accounting principles. The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The financial statements have, in management's opinion, been properly prepared using careful judgement with reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

(a) Capital assets

Capital assets are recorded at cost. Amortization is provided at rates calculated to write off the assets over their estimated useful lives as follows:

Office furniture and equipment	20%	Declining
Computer software	100%	Straight line
Leasehold improvements	shorter of estimated life or lease term

(b) Foreign exchange

The financial position and results of operations of the Company's foreign subsidiary are determined using local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each period end. Statement of operation accounts is translated at the average rate of exchange prevailing during the period. Translation gains or losses are included in the cumulative translation adjustment and other comprehensive income in the consolidated statements. The functional currency is Canadian dollars.

(c) Investment tax credits

Investment tax credits related to current expenditures are included in the determination of net loss for the current period in the amount of $nil (December 31, 2001 - $nil). These claims are subject to audit by the science advisors of Canada Customs and Revenue Agency. Any revisions resulting from such audits are to be charged back to the related cost on a prospective basis.

(d) Financial instruments

The Company carries a number of financial instruments. Unless otherwise indicated, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair values of these financial instruments approximate their carrying values, unless otherwise noted.

Storage Alliance Inc.
Notes to Financial statements
(United States Dollars)

As at September 18, 2002 and December 31, 2001

2. Summary of Significant Accounting Policies - continued

(e) Provision for taxes

The provision (benefit) for income taxes is computed on the pretax income (loss) based on the current tax law. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates.

(f) Loss per share

The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statements. Common stock equivalents, consisting of stock warrants and options, have not been included in the calculation as no options or warrants were issued or outstanding for the period presented.

(g) Revenue recognition

Revenue from hosting, including non-refundable fees received up front, is recognized as the service is provided.

(h) Long-lived assets

Long-lived assets, such as capital assets, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows resulting from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. No impairment losses have been recorded to date.

(i) Direct costs

Direct costs include LAN extensions and co-location costs.

(j) Comprehensive loss

Comprehensive loss includes all changes in equity except those resulting from investments by owners and distributions to owners. The Company's only items of comprehensive loss are cumulative translation adjustments.

Storage Alliance Inc.
Notes to Financial statements
(United States Dollars)

As at September 18, 2002 and December 31, 2001

2. Summary of Significant Accounting Policies - continued

(l) Stock-based Compensation

The Company applies Accounting Principles ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for the stock option plan. Under APB Opinion 25, compensation cost would be recognized for stock options granted to employees and directors for their services as directors if the option price is less than the market price of the underlying common stock on the date of the grant.

SFAS No. 123, "Accounting for Stock-Based Compensation," requires the Company to provide pro-forma information regarding net income as if the compensation costs for the Company's stock option plan had been determined in accordance with the fair value based method prescribed in SFAS No. 123. To provide the required pro-forma information, the Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model.

(m) Research and development

Research and development costs are expensed as incurred. During the year, an estimated $225,000 (2001 - $285,000) has been incurred on research and development

(n) Software development costs

SOP 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use was issued in March 1998. SOP 98-1 requires all costs related to the development of internal use software other than those incurring during the application development stage to be expensed as incurred. Costs incurred during the application development stage are required to be capitalized and amortized over the estimated useful life of the software. To date, no costs have met the criteria for capitalization.

(o) New accounting pronouncements

In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

Storage Alliance Inc.
Notes to Financial statements
(United States Dollars)

As at September 18, 2002 and December 31, 2001

2. Summary of Significant Accounting Policies - continued

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. As there is no intangibles in the Company and no other intangibles recorded, there is no impact on the adoption of SFAS 142.

In August 2001, the Financial Accounting Standards Board finalized FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. FAS 144 addresses accounting and reporting for the impairment or disposal of long-lived assets, including the disposal of a segment of business. FAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. There is no impact of SFAS 144 on the Company.

In June 2002, FASB finalized FAS 146, Accounting for Costs Associated with Exit or Disposal Activities. FAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between this Statement and Issue 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. A fundamental conclusion reached by the Board in this Statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. Therefore, this Statement eliminates the definition and requirements for recognition of exit costs in Issue 94-3. This Statement also establishes that fair value is the objective for initial measurement of the liability. The adoption of this statement is not expected to have a material impact on the Company's financial position and results of operations. FAS 146 is effective for exit and disposal activities initiated after December 31, 2002.

Storage Alliance Inc.
Notes to Financial statements
(United States Dollars)

As at September 18, 2002 and December 31, 2001

2. Summary of Significant Accounting Policies - continued

In December 2002, the Financial Accounting Standards Board Issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123", ("SFAS 148"). SFAS 148 amends FASB Statement No. 123, "Accounting for Stock Based Compensation" ("SFAS 123") and provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock-based compensation and the related pro-forma disclosures when the intrinsic value method continues to be used. The statement is effective for fiscal years beginning after December 15, 2002, and disclosures are effective for the first fiscal quarter beginning after December 15, 2002. The Company will continue to use the intrinsic model method.

3. Capital Assets 2002 2001

Office furniture and equipment	$52,460	$42,298
Computer software	19,311	10,986
Leasehold improvements	1,147	1,147
	72,918	54,431
Less accumulated amortization	(28,531)	(15,002)
	$44,387	$39,429

4. Bank Indebtedness

The bank indebtedness consists of bank overdraft that is due on demand and bears interest at the bank's prime rate plus 6%, calculated and payable monthly. It is secured by a general agreement covering all assets.

Storage Alliance Inc.
Notes to Financial statements
(United States Dollars)

As at September 18, 2002 and December 31, 2001

5. Advances

Advances relate to monies received from Cascadia (Note 14) for working capital. This money was financed in Cascadia via a private placement of 500,000 common shares at $0.50 per share. This amount is unsecured, non-interest bearing and has no set terms of repayment.

6. Due to Parent Company

Amount relates to monies advanced from DKJ. This amount is unsecured, non-interest bearing and has no set terms of repayment.

7. Capital Stock

(a) Authorized

Unlimited number of class A voting, B voting, C voting, D non-voting, E non-voting, F non-voting, and G non-voting common shares.

(b) Issued	September 18, 2002		December 31, 2001
	Number of Shares	Amount	Number of Shares	Amount
Total issued and outstanding, beginning of period	123	$149,759	123	$149,759
No transactions during the period	-	-	-	-
Total issued and outstanding, end of period	123	$149,759	123	$149,759

Of the shares issued and outstanding as at September 18, 2002 and December 31, 2001, there were 37 Class A shares with a value of $149,704, 14 Class B shares with a value of $9 and 72 Class C shares with a value of $46.

(c) Options and warrants

No options or warrants have been issued during the period and as such, no compensation expense has been recorded.

8. Convertible Loan Payable

On July 23, 2001, the Company entered into a loan agreement for $97,418. The loan is due on demand; bears interest at 5%, and is secured by a general security agreement. As a part of the acquisition negotiations (Note 14), the loan became convertible into common shares at a rate of 2.195 shares for every CDN$1 outstanding.

Storage Alliance Inc.
Notes to Financial statements
(United States Dollars)

As at September 18, 2002 and December 31, 2001

9. Short-term Loans

During 2001, the Company was advanced $336,433. As a part of the acquisition negotiations (Note 14), the loan became convertible into common shares at a rate of 2.195 shares for every CDN$1 outstanding.

10. Related Party Transactions

During the year, the Company paid consulting fees in the amount of $nil (2001 - $36,726) to a company related by virtue of its shareholder being an officer of the Company.

During the year, the Company paid consulting fees in the amount of $12,734 (2001 - $nil) to a to shareholder of the Company.

These transactions are in the normal course of operations and are measured at the exchange amount, the amount of consideration established and agreed to by the related parties.

11. Income Taxes

	2002	2001
Statutory tax rate	41%	41%

Income taxes at the statutory rate	$ (190,000)	$(306,300)
Permanent differences	(500)	(500)
Change in valuation allowance	190,500	306,800
	$-	$-

Storage Alliance Inc.
Notes to Financial statements
(United States Dollars)

As at September 18, 2002 and December 31, 2001

11. Income Taxes - continued

Principal components of the net deferred tax asset (liability) are:

Deferred tax asset (liability):	2001	2001
Unused tax losses carryforward 1	$528,100	$337,600
Scientific research and development ("SRED")	88,400	88,400
Capital assets	(6,400)	(6,400)
Share issue costs	200	200
	610,300	419,800
Valuation allowance 2	(610,300)	(419,800)

Net deferred tax asset (liability)	-	-

1) Consists of Canadian tax losses in the approximate amount of $1,290,000 (December 31, 2001 - $820,000), which will expire in 2007.

2) A valuation allowance for the entire amount of the deferred tax asset has been allowed because it is more likely than not that these carryforwards will expire unused.

All the losses during 2002 and 2001 are subject to foreign (Canadian) taxes.

12. Statement of Cash Flows

(a) Interest and taxes paid

	2002	2001
Interest paid	$ 3,720	$ 1,937

13. Commitment

The Company entered into a sub-lease agreement for new premises and is committed to paying approximately $3,600 (CDN$5,540) per month until August 2004. During the current year, the Company expensed approximately $64,000 (2001 - $79,000) in rent.

Storage Alliance Inc.
Notes to Financial statements
(United States Dollars)

As at September 18, 2002 and December 31, 2001

14. Acquisition of Company

On September 19, 2002, the Company closed a transaction with Cascadia Capital Corporation ("Cascadia"). Pursuant to the transaction, Cascadia purchased the Company from its parent company ("DKJ Technologies Inc.") through the issuance of 2,500,000 share of Cascadia. Loans owed by the Company to parties other than Cascadia and DKJ will be converted to shares of Cascadia at a rate of 2.195 shares for every $1 outstanding before the transaction is completed. In conjunction with this acquisition, the loan to DKJ was forgiven. In conjunction with this acquisition, the loan to DKJ of $606,000 which was added to contributed surplus and in effect, was reflected in goodwill.

15. Major Customers

During the period, 75% (2001 - 41%) of the revenue was earned from one customer. As at September 18, 2002, approximately 92% of accounts receivable are from this customer.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

In January, 2003, we decided to engage new auditors as our independent accountants to audit our financial statements. Our Board of Directors approved the change of accountants to BDO Dunwoody LLP effective on January 15, 2003.

During our recent fiscal years ended October 31, 2001 and 2000, and any subsequent interim periods preceding the change in accountants, there were no disagreements with Davidson & Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope procedure. The report on the financial statements prepared by Davidson & Company for either of the fiscal years ended October 31, 2001 and 2000 did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change accountants was based on the appointment of new directors to our Board of Directors.

We have engaged the firm of BDO Dunwoody LLP as of January 15, 2003. In connection with the fiscal years ended October 31, 2001 and 2000 and any subsequent interim periods preceding the change in accountants, BDO Dunwoody LLP was not consulted on any matter relating to accounting principles to a specific completed or proposed transaction or the type of audit opinion that might be rendered on our financial statements. In connection with the fiscal years ended October 31, 2001 and 2000 and any subsequent interim periods preceding the change in accountants, BDO Dunwoody LLP did not provide any written or oral advice that was an important factor considered by it in reaching any decision as to the accounting, auditing or financial reporting issues.

We reported this change of accountants on a Form 8-K filed with the Securities and Exchange Commission on February 7, 2003 and amended on February 18, 2003.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

All directors of our company hold office until the next annual general meeting of the shareholders or until their successors are elected and qualified. The officers of our company are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal.

Our directors, executive officers and other significant employees, their ages, positions held and duration each person has held that position, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Jeff Ascah	President, Treasurer, Secretary and Director	43	September 19, 2002
Ken Akerley	VP Business Development	43	September 19, 2002
Ed Kokts-Porietis	Chief Technology Officer	46	September 19, 2002
Ken MacKinnon	Chief Architect	43	September 19, 2002
Fred Moore	Director of Strategic Advisory Board	55	January 6, 2003
Robert Irwin	Executive VP and Chief Operating Officer	45	January 6, 2003

Business Experience

The following is a brief account of the education and business experience of each director, executive officer and key employee during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he or she was employed.

Jeff Ascah, President, Treasurer, Secretary and Director

On September 19, 2002, Mr. Ascah was appointed as a director and officer of our company, assuming the positions of president, treasurer and secretary. Mr. Ascah co-founded Storage Alliance, the Alberta company which we recently acquired, in April, 2000. He was the President of Storage Alliance Alberta and remains as the President of both our company and our subsidiary. He is responsible for building our management team, managing and building the sales and marketing teams and initiatives, mapping corporate growth and strategies, coordination of financing initiatives and management of corporate relationships including vendors, clients and analysts and industry professionals. Prior to Storage Alliance, Mr. Ascah was employed at GE Capital IT Solutions from February, 1998 to September, 1998, where he was responsible for large account professional services. From 1982 to 1988, Mr. Ascah held senior marketing and business development positions, and was Vice President Customer Services, with StorageTek Canada, a company involved in the manufacturing, selling and servicing of storage hardware and networking products. In 1998, Mr. Ascah founded Ostraca Inc., an information technology consulting company. Mr. Ascah has taken numerous professional courses in industry management, marketing and sales leadership, and employee development.

Ken Akerley, VP Business Development

Mr. Akerley joined Storage Alliance Alberta in July, 2000. He is responsible for mapping future strategic directions for Storage Alliance, handling near-term business analysis, design and development of new products, development and maintenance of our business plan, competitive analysis, managing partner programs and market analysis. Mr. Akerley, brings over 16 years experience managing enterprise-class infrastructure and technology deployments in the mining and chemical manufacturing industries. From 1988 to 1998, Mr. Akerley has held numerous senior management positions and provided strategic direction for internal technology investment with Agrium Inc., a 5,000-employee company which produces and distributes fertilizers and other agricultural products. Most recently in 1999, Mr. Akerley headed up Agrium's Web-based business-to-business development projects.

Ed Kokts-Porietis, Chief Technology Officer

Mr. Kokts-Porietis is one of the co-founders of Storage Alliance Alberta. He is responsible for developing and implementing our storage management processes and solutions. Mr. Kokts-Porietis has over 19 years experience in the oil and gas industry and brings a background in the design of systems and database architecture in areas such as seismic and geological processing, petrophysics, and business continuity planning. Prior to Storage Alliance, from 1994 to 2000, Mr. Kokts-Porietis was employed at PanCanadian Petroleum, where he created a new system architecture to manage PanCanadian's seismic inventory and oversaw the largest Sun UNIX deployment in Western Canada. He obtained his Bachelor of Computer Science from the University of Calgary and has taken several other business courses, such as project management and leadership training, through the University of Calgary's School of Business. Mr. Kokts-Porietis was a guest speaker at the 1997 Landmark Worldwide Technology Forum on data management and was the IT chair at the 1998 Calgary Geo Triad.

Ken MacKinnon, Chief Architect

Mr. MacKinnon joined Storage Alliance Alberta in August, 2000. He is responsible for our internal hardware and software architectures and manages our technical operations. Prior to Storage Alliance, Mr. MacKinnon was designing and constructing high-availability system and storage architecture solutions for enterprises such as PanCanadian Petroleum. His background includes senior technical roles with GE Capital IT Solutions, DCS, and United Computer Systems. He has designed solutions in Los Angeles, London, Toronto, and throughout Western Canada.

Fred Moore, Director of Strategic Advisory Board

In 1998, Mr. Moore founded and is the President of Horison Information Strategies, an information strategies consulting firm in Boulder, Colorado, that specializes in strategy and business development for emerging information technology and storage networking companies. For 21 years ending in 1997, Mr. Moore was employed at StorageTek in various positions from a systems engineer to Corporate Vice President of Strategic Marketing, a position he held before he left StorageTek in 1997. He obtained a Bachelor's degree in mathematics and a Master's degree in computer applications in physical geography from the University of Missouri. He also completed the Berkeley Executive Program in 1997.

Robert Irwin, Executive VP and Chief Operating Officer

On January 6, 2003, Mr. Irwin joined our company as the Executive Vice President and Chief Operating Officer. Prior to joining our company, from September, 2002 to January, 2003, Mr. Irwin was the Vice President Strategic Alliances for Joint Solutions Group Inc., a private management consulting company. From January, 2000 to July, 2002, Mr. Irwin was employed as the President and Chief Executive Officer of Petro-Soft Systems Ltd., a private company which developed software to manage oil and gas reserves for the petroleum industry. During 1999, Mr. Irwin was the International Marketing Manager for Jiro Manufacturing Ltd., a company that manufactured compressors for gas gathering and pipeline compression systems. From 1997 to 1999, he was the International Marketing Manager for R&M Energy Systems, a company which manufactured and delivered equipment for the oil and gas drilling production and pipeline industries. In 2001, he received his Masters of Business Administration from Royal Roads University in Victoria, British Columbia.

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1. any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2. any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3. being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4. being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish our company with copies of all Section 16(a) reports they file.

To the best of our knowledge, all executive officers, directors and greater than 10% shareholders filed the required reports in a timely manner, with the exception of the following:
Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Jeff Ascah	2 (1) (2)	2 (1) (2)	Nil
Ken Akerley	2 (1) (2)	2 (1) (2)	Nil
Ed Kokts-Porietis	2 (1) (2)	2 (1) (2)	Nil
Ken MacKinnon	2 (1) (2)	2 (1) (2)	Nil
Robert Irwin	2 (1) (2)	2 (1) (2)	Nil

(1) The named officer, director or greater than 10% shareholder, as applicable, filed a late Form 3 - Initial Statement of Beneficial Ownership.

(2) The named, officer, director or greater than 10% shareholder, as applicable, filed a late Form 4 - Statement of Changes in Beneficial Ownership.

Item 10. Executive Compensation.

No chief executive officer of our company received any cash or other compensation during the fiscal years ended October 31, 2002, 2001 and 2000. No other executive officer of our company received annual salary and bonus in excess of $100,000.

During the year ended October 31, 2002, we did not grant any stock options or stock appreciation rights to any of our directors or officers. There were no stock options exercised during the year ended October 31, 2002 and there were no stock options or stock appreciation rights outstanding on October 31, 2002.

We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. No director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments.

There are no management agreements with the our directors or executive officers, but we anticipate that written agreements will be put in place by the end of February, 2003. Our subsidiary does, however, employ Jeff Ascah and Ed Kokts-Porietis based on oral contracts at an annual salary of $42,000 (CDN$65,000). Our subsidiary has a written agreement with Ken Akerley, dated January 6, 2003, whereby he receives an annual salary of $42,000 (CDN$65,000) and a written agreement with Robert Irwin, dated December 30, 2002, whereby he receives an annual salary of $62,000 (CDN$96,000). Pursuant to a written agreement, dated January 6, 2003, we have agreed to reimburse Fred Moore for all reasonable travel and living expenses in connection with any services he provides to our company.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as of January 31, 2003, certain information with respect to the beneficial ownership of our common shares by each shareholder known to us to be the beneficial owner of 5% of our common shares, and by each of our officers and directors. Each person has sole voting and investment power with respect to the common shares, except as otherwise indicated. Beneficial ownership consists of a direct interest in the common shares, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Jeff Ascah 309 McKenzie Lake Bay Calgary, Alberta TSZ 2H3	144,812 (2) common shares	1.42%
Ken Akerley 64 Prestwick Estate Way Calgary, Alberta T2T 4G1	8,044	0.08%
Ed Kokts-Porietis 2123 Chicoutimi Drive NW Calgary, Alberta T2L 0V8	264,036	2.64%
Ken MacKinnon 301, 2419 - 16th Street SW Calgary, Alberta T2T 4G1	48,269	0.48%
Fred Moore 100 Arapaho Avenue, Suite 14 Boulder, Colorado 80302	Nil	Nil%
Robert Irwin 408 Oakhill Place SW Calgary, Alberta T2V 3X6	Nil	Nil%
Alison Shepard #4 Burnside Park-9 Wishingwell Road, Westville South Africa 3630	520,000	5.2%
Johanes Maarshalk #1 Chestnut Court-92 Freere Road Glenwood, Durban South Africa 4001	520,000	5.2%
Peter Hough 8 Wentworth Road Vaucluse, New South Wales Australia 2030	520,000	5.2%
Sandra Hartshome #10 Hampstead #16 Hoogvorst Road, Pinetown South Africa 3610	520,000	5.2%
Joyce Reeves #19 Rapson Court 81 Rapson Road Morningside South Africa 4001	520,000	5.2%
Brian Hough #8 Brownsdrift Park 70 Brownsdrift Road UMGNI Park South Africa 4051	520,000	5.2%
Directors and Officers (as a group)	465,161	4.65%

(1) Based on 10,000,000 shares outstanding as of January 31, 2003 and, as to a specific person, shares issuable pursuant to the conversion or exercise, as the case may be, of currently exercisable or convertible debentures, share purchase warrants and stock options within 60 days.

(2) Includes 56,315 shares owned by Louise Ascah, Jeff Ascah's wife.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 12. Certain Relationships and Related Transactions.

There have been no transactions, or proposed transactions, which have materially affected or will materially affect us in which any director, executive officer or beneficial holder of more than 10% of the outstanding common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest.

Storage Alliance Alberta paid Ed Kokts-Porietis, an officer and shareholder of our company, $36,726 (CDN$56,680) for consulting services during the year ended December 31, 2001 and Todd Chukry, a shareholder of our company, $12,734 (CDN$20,000) for consulting services during the period ended September 19, 2002.

As at the date of this annual report, we do not have any policies in place with respect to whether we will enter into agreements with related parties in the future.

Item 13. Exhibits and Reports on Form 8-K.

Exhibits Required by Item 601 of Regulation S-B

Exhibit Number/Description

(2) Plan of Acquisition

** Exhibits 2.1 through 2.2 are incorporated by reference from our Form 10-QSB filed on September 16, 2002

2.1 Agreement and Plan of Share Exchange between Cascadia Capital Corporation, DKJ Technologies Inc., and Storage Alliance Inc. and Ed Kokt-Porietis, Jeff Ascah, Louise Ascah, Ken MacKinnon, 2 Inc. and Raymark Investment Corp. Inc. dated August 9, 2002.

2.2 Letter Agreement between Cascadia Capital Corporation, DKJ Technologies Inc. and Storage Alliance Inc. dated September 6, 2002.

(6) Material Contracts

**Exhibits 10.1 through 10.2 are incorporated by reference from our Form 8-K, filed on October 3, 2002

10.1 Letter Agreement dated April 29, 2002 between International Datashare Corporation and Storage Alliance Inc.

10.2 LinkPort Application Hosting Services Agreement dated May 1, 2002 between International Datashare Corporation and Storage Alliance Inc.

10.3 LinkPort Application Hosting Services Agreement, dated January 6, 2003, between Murphy Oil Company Ltd. and Storage Alliance Inc.

10.4 LinkPort Application Hosting Services Agreement, dated January 6, 2003, between Racing Resources Ltd. and Storage Alliance Inc.

Item 14. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President. Based upon that evaluation, our company's President concluded that our company's disclosure controls and procedures are effective. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Exchange Act is accumulated and communicated to management, including the our company's President and Chief Executive Officer as appropriate, to allow timely decisions regarding required disclosure.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STORAGE ALLIANCE , INC.

By: /s/ Jeff Ascah
Jeff Ascah, President, Treasurer, Secretary and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Date: February 18, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Jeff Ascah
Jeff Ascah, President and Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Date: February 18, 2003

CERTIFICATIONS

I, Jeff Ascah, certify that:

1. I have reviewed this annual report on Form 10-KSB of Storage Alliance, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to date a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures and internal controls and procedures for financial reporting as of the end of the period covered by this report (the "Evaluation Date"); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the small business issuer's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls and procedures for financial reporting.

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 18, 2003

/s/ Jeff Ascah
Signature:  Jeff Ascah
Title:   President and Chief Executive Officer
(Principal Executive Officer and Principal Accounting Officer)