Form 10QSB
period 2003-01-31
STORAGE ALLIANCE INC
filed 2003-03-24
CIK 1111695

THIS FORM 10-QSB IS THE SUBJECT OF A FORM 12b-25

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   January 31, 2003

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from  to

Commission file number  000-27131

Storage Alliance, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0222922
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
725, 435 Fourth Avenue SW, Calgary, Canada
(Address of principal executive offices)
(403) 264-2500
(Issuer's telephone number)
Cascadia Capital Corporation Suite 800, 885 West Georgia Street, Vancouver, British Columbia Canada
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes [X]     No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

10,623,810 common shares issued and outstanding as at March 1, 2003.

Transitional Small Business Disclosure Format (Check one):      Yes [ ]     No [X]

PART I

Item 1. Financial Statements

Our consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

DISCLOSURE

To: The Shareholders of Storage Alliance, Inc.

It is the opinion of management that the consolidated interim financial statements for the quarter ended January 31, 2003 include all adjustments necessary in order to ensure that the consolidated financial statements are not misleading.

Vancouver, British Columbia
Date: March 24, 2003

/s/ Jeff Ascah
President, Treasurer, Secretary and Director of Storage Alliance, Inc.

Storage Alliance Inc.

Consolidated Balance Sheets

(United States Dollars)

(Unaudited)
As at	January 31, 2003	October 31, 2002 (audited)

Assets

Current
Cash	$ 7,685	$ -
Accounts receivable (net of allowance of $181,833 and $100,000)	13,849	16,139
Investment tax credit receivable	58,500	57,780
Prepaid expense	7,143	7,055
	87,177	80,974

Fixed assets, net of accumulated depreciation	42,537	44,593

Goodwill (Note 3)	1,020,165	1,020,165
	$1,149,879	$1,145,732

Liabilities and Stockholders' Equity

Liabilities

Current
Bank indebtedness	$ -	$ 455
Accounts payable and accrued liabilities	207,467	285,741
	207,467	286,196

Stockholders' equity
Capital stock 100,000,000 common shares authorized, par value of $0.0001 10,000,000 (October 31, 2002 - 10,000,000) common shares issued	1,000	1,000
Additional paid in capital	1,026,650	1,003,650
Shares to be issued (Note 4(b))	599,550	235,050
Other comprehensive loss - cumulative translation adjustment	(18,179)	(7,799)
Accumulated deficit	(666,609)	(372,365)
	942,412	859,536

	$1,149,879	$1,145,732

Storage Alliance Inc.

Consolidated Statements of Operations

(United States Dollars)

(Unaudited)
For the three month period ended	January 31 2003	January 31 2002(1)	January 31 2002(2)

Revenues
Application hosting (Note 6)	$78,969	$12,868	$-

Less: direct costs	7,400	10,632	-

Gross profit exclusive of depreciation expense shown separately below	71,569	2,236	-

Expenses
Depreciation	3,221	3,812	-
General and administrative expenses (Note 9)	364,213	270,477	-
	367,434	274,289	-

Loss for the period before other items	(295,865)	(272,053)	-

Interest income	1,621	-	-

Loss for the period before discontinued operations	(294,244)	(272,053)	-

Loss from discontinued operations	-	-	(2,749)

Net loss for the period	$(294,244)	$ (272,053)	$(2,749)

Basic and diluted loss per share - continuing operations	$(0.03)		$(0.00)
Basic and diluted loss per share - discontinued operations	(0.00)		(0.00)
Basic and diluted loss per share	$(0.03)		$(0.00)

Weighted average number of shares outstanding	10,483,561		4,900,000

(1) Represents the results of operations of Storage Alliance Inc. (predecessor company).

(2)Represents the results of operations of Storage Alliance Inc. (formerly Cascadia Capital Corp., the successor company).

Storage Alliance Inc.

Consolidated Statements of Cash Flows

(United States Dollars)

(Unaudited)
For the three month period ended	January 31 2003	January 31 2002(1)	January 31 2002(2)

Cash flows from operating activities
Net loss for the period	$(294,244)	$ (272,053)	$ (2,749)
Adjustments for:
Allowance for doubtful accounts	81,833	14,067	-
Depreciation	3,221	3,812	-
Stock option compensation	23,000	-	-

Changes in non-cash assets and liabilities
Accounts receivable	(85,543)	44,589	-
Accounts payable and accrued liabilities	(85,319)	31,371	-
Investment tax credit receivable	780	-	-
Prepaid expense	(88)	-	-
	(356,360)	(178,214)	(2,749)

Cash flows from financing activities
Shareholder loan	-	184,881	-
Bank indebtedness	(455)	1,885	-
Proceeds on shares to be issued	364,500	-	-
	364,045	186,766	-

Cash flows from investing activity
Acquisition of fixed assets	-	(8,552)	-

Increase (decrease) in cash	7,685	-	(2,749)

Cash, beginning of period	-	-	28,880

Cash, end of period	$7,685	$-	$26,131

Supplemental Information (Note 5)

(1)Represents the cash flows of Storage Alliance Inc. (predecessor company).

(2)Represents the cash flows of Storage Alliance Inc. (formerly Cascadia Capital Corp., the successor company).

Storage Alliance Inc.

Consolidated Statements of Comprehensive Loss

(United States Dollars)

(Unaudited)
For the three month period ended	January 31 2003	January 31 2002(1)	January 31 2002(2)

Net loss for the period	$ (294,244)	$ (272,053)	$ (2,749)

Other comprehensive income (loss)
Cumulative translation adjustment	(10,380)	396	-

Comprehensive loss for the period	$ (304,624)	$ (271,657)	$ (2,749)

(1) Represents the comprehensive loss of Storage Alliance Inc. (predecessor company).

(2) Represents the comprehensive loss of Storage Alliance Inc. (formerly Cascadia Capital Corp., the successor company).

Storage Alliance Inc.

Consolidated Statements of Stockholders' Equity

(United States Dollars)

(Unaudited)
	No. of shares	$ Amount	Additional paid-in capital	Shares to be issued	Other comprehen-sive loss	Accum. Deficit	Total

Balance October 31, 2002	10,000,000	$ 1,000	$1,003,650	$ 235,050	$ (7,799)	$ (372,365)	$ 859,536
To be issued for private placement (Note 4)	-	-	-	364,500	-	-	364,500
Stock option compensation (Note 7)	-	-	23,000	-	-	-	23,000
Currency translation adjustment	-	-	-	-	(10,380)	-	(10,380)
Net loss for the period ended January 31, 2003	-	-	-	-	-	(294,244)	(294,244)

Balance, January 31, 2003	10,000,000	$ 1,000	$1,026,650	$ 599,550	$ (18,179)	$ (666,609)	$ 942,412

Storage Alliance Inc.

Notes to Consolidated Financial Statements

(United States Dollars)

(Unaudited)

As at January 31, 2003 and 2002, and October 31, 2002

1. Organization and Ability to Continue Operations

Storage Alliance Inc. ("the Company") (formerly Cascadia Capital Corporation) was incorporated on October 29, 1999 under the laws of the State of Nevada to engage in any lawful business or activity for which operations may be organized under the laws of the state of Nevada. The Company was in the business of exploration and development of mineral properties with minimal operations. During its 2002 fiscal year the Company abandoned all its mineral properties and as a result of the acquisition ceased to be an exploration stage company. For financial statement purposes Storage Alliance Inc. (the acquired subsidiary) is the predecessor.

On September 19, 2002, the Company acquired Storage Alliance Inc. through the issuance of 1,000,000 common shares (Note 3). The Company changed its name and now operates under the name of Storage Alliance Inc. Storage Alliance Inc. was incorporated as a provider of availability infrastructure and infrastructure and storage management services to the business marketplace. Currently, all of the Company's customers are located in Canada.

The consolidated financial statements have been prepared using United States generally accepted accounting principles that are applicable to a going concern. The Company has incurred a loss of $294,244 in the three-month period ended January 31, 2003 and has an accumulated deficit of $666,609 at January 31, 2003. Ultimate recovery of the Company's assets and continuation of the business is dependent on the Company, after an expected period of initial losses, achieving and maintaining profitability which is dependant on market conditions, successful rollout of the Company's business plan and the ability to obtain adequate financing to meet capital and operational requirements. Management's plan to continue as a going concern includes the current pilot hosting of Murphy Oil Company Limited digital seismic information, enhancements to the Company's products, the addition of new hosting clients and pursuit of strategic alliances. The Company anticipates requiring $1,000,000 to $1,250,000 over the next twelve months for operations to pursue its plans and goals. The Company must supplement shortfalls in operational cash flow with additional debt or equity financing. During the three-month period ended January 31, 2003, the Company finalized a private placement financing of $655,000, of which $364,500 was received during the three-month period ended January 31, 2003. Management cannot provide any assurances that the Company will be successful in any of its plans. During the 2002 fiscal year, upon acquisition of Storage Alliance Inc., the Company abandoned all its mineral properties and have reflected them as discontinued operations in these financial statements. As a result of the acquisition the Company has ceased to be an exploration stage company.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Storage Alliance Inc.

Notes to Consolidated Financial Statements

(United States Dollars)

(Unaudited)

As at January 31, 2003 and 2002, and October 31, 2002

1. Organization and Ability to Continue Operations - continued

These unaudited financial statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the consolidated financial statements for the year ended October 31, 2002 and notes thereto included in the Company's Annual report on Form 10-KSB. The Company follows the same accounting principles in preparation of interim reports.

The consolidated interim financial statements included herein have been prepared by the Company, without audit, in accordance with accounting principles generally accepted in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Operating results for the interim periods are not necessary indicative of the results that may be expected for the year or any future period.
  Accounting Policies

(1) Stock-based compensation

The Company has adopted Statement of Financial Accounting Standard SFAS No. 123, "Accounting for Stock-Based Compensation" and has elected to continue to measure compensation cost for employees under Accounting Principles Board ("APB") Opinion No. 25, including interpretations provided in Interpretation ("FIN") No. 44. Generally, under APB No. 25 compensation expense is recognized for the difference between the market price of the underlying common stock and the exercise price of the stock options.

SFAS No. 123 requires the Company to provide pro-forma information regarding net income as if compensation cost for the stock options granted to the Company's employees had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The value of stock options granted to non-employees is recognized as compensation expense under SFAS No. 123 using the Black-Scholes option pricing model.

The Company does not plan to adopt the fair value method of accounting for stock-based compensation awarded to employees. Consequently, related pro-forma information as described in SFAS No. 123 has been disclosed in Note 7 in accordance with SFAS No. 148.

Storage Alliance Inc.

Notes to Consolidated Financial Statements

(United States Dollars)

(Unaudited)

As at January 31, 2003 and 2002, and October 31, 2002

2. Accounting Policies - continued

For the three month period ended January 31	2003	2002 (1)	2002(2)

Net loss, as reported	$(294,244)	$(272,053)	$(2,749)
Add: Stock-based compensation expense included in reported net loss	23,000	-	-
Deduct: Total stock-based compensation expense determined under fair-value based method for all awards	(35,005)	-	-

Pro-forma net loss	$(306,249)	$(272,053)	$(2,749)

Loss per share - basic and diluted - as reported	$(0.03)		$(0.00)
- basic and diluted - proforma	$(0.03)		$(0.00)

(1) Represents the net loss of Storage Alliance Inc. (predecessor company).

(2) Represents the net loss of Storage Alliance Inc. (formerly Cascadia Capital Corp., the successor company).

(2) Provision for doubtful accounts

Included in accounts receivable as at January 31, 2003 is $181,833 (October 31, 2002 - $106,297) due from a customer for services rendered in connection with hosting. The Company has filed a lawsuit seeking payment of outstanding amounts at January 31, 2003 to which the customer has counterclaimed (Note 8). A provision for doubtful debts has been recorded equal to the full amount of the receivable balance due to concerns over full collection given the litigation. Any recovery will be recognized when the proceeds are received. Other receivables are reviewed for collectibility on an account by account basis with any provision set up based on considerations including economic indicators.

(3) New accounting pronouncements

FIN 46, "Consolidation of Variable Interest Entities", clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities crated prior to January 31, 2003, the provisions of FIN 46 are applicable no later than July 1, 2003.

The implementation of this new standard is not expected to have a material effect on the Company's financial statements.

Storage Alliance Inc.

Notes to Consolidated Financial Statements

(United States Dollars)

(Unaudited)

As at January 31, 2003 and 2002, and October 31, 2002

3. Business Combination

In September 2002, Cascadia has effected the purchase of all the shares of Storage Alliance via the issuance of 1,000,000 shares of Cascadia to DKJ Technologies Inc. at a value of $0.35/share which represents quoted market prices at the date the transaction was publically announced. In conjunction with this acquisition, Cascadia assumed the Storage Alliance loans, except for the loan to parent of $606,000 which was forgiven prior to the acquisition.

The acquisition of Storage Alliance has been accounted for by the purchase method, with Cascadia being the acquirer, based on the fair values of the assets or liabilities acquired, as follows:

	Book Value	Fair Value	Discrepancy
Current assets	$ 242,348	$ 242,348	$-
Current liabilities	(956,898)	(956,898)	-
Negative working capital	(714,550)	(714,550)	-
Property, plant and equipment	44,385	44,385	-
Goodwill	-	1,020,165	1,020,165
Net assets acquired	$ (670,165)	$ 350,000	$1,020,165
Purchase price being the value attributed to the shares acquired	$ 350,000	$ 350,000

These consolidated financial statements include the operating results of Storage Alliance Inc. from the date of acquisition. Proforma results had the acquisition occurred at November 1, 2001 would approximate as follows:

January 31 2002
Revenues	$ 12,868
Loss from continuing operations	(272,053)
Loss from discontinued operations	(2,749)
Net loss for the period	$ (274,802)
Basic and diluted loss per share - continuing operations	$ (0.04)
Basic and diluted loss per share - discontinued operations	$ (0.00)
Basic and diluted loss per share	$ (0.04)

Storage Alliance Inc.

Notes to Consolidated Financial Statements

(United States Dollars)

(Unaudited)

As at January 31, 2003 and 2002, and October 31, 2002

4. Capital Stock

(a) On February 18, 2002, the Company forward split its stock on a 3.25:1 basis. Accordingly all references to the number of common shares and per share data in accompanying financial statements have been adjusted to reflect the stock split on a retroactive basis.

(b) Shares to be issued

i) On September 19, 2002, the Company received proceeds from a private placement for 470,000 common shares totalling $235,050. The common shares were issued on March 10, 2003.

ii) On January 29, 2003, the Company entered into stock subscription agreements for a private placement of 623,810 common shares at $1.05 per share for total consideration of $655,000. The common shares were issued on February 5, 2003. As at January 31, 2003, $364,500 of the proceeds was received (pertaining to 347,143 common shares subscribed).

Shares to be issued for which cash was received prior to January 31, 2003 have been included in weighted average shares outstanding for the period for the purposes of loss per share.

(c) Options and warrants

Prior to November 1, 2002, there were no options or warrants outstanding. During the quarter ended January 31, 2003, 1,160,000 options were issued to employees, consultants and directors of the Company exercisable into shares of the Company at a weighted average exercise price of $0.61 per share. These options vest 1/3 one year from the date of grant with 1/2 of the remainder vesting annually thereafter. The options expire between September 20, 2006 and January 7, 2007. As at January 31, 2003, there were no options exercisable. Compensation expense in connection with options granted is set out in Note 7.

5. Statement of Cash Flows

Interest and taxes paid

	January 31 2003	January 31 2002(1)	January 31 2002(2)
Interest paid	$ 423	$ 1,014	$ -
Taxes paid	$ -	$ -	$ -

(1) Represents cash flows of Storage Alliance Inc. (predecessor company).

(2) Represents cash flows of Storage Alliance Inc. (formerly Cascadia Capital Corp., the successor company).

Storage Alliance Inc.

Notes to Consolidated Financial Statements

(United States Dollars)

(Unaudited)

As at January 31, 2003 and 2002, and October 31, 2002

6. Major Customers

During the three-month period ended January 31, 2003, 100% of the revenue was earned from one customer. (Note 8) As at January 31, 2002, the predecessor earned 100% of its revenue from one customer.

7. Stock Option Compensation

The Company applies Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock issued to Employees," and related interpretations in accounting for the stock option plan. Under APB Opinion 25, compensation cost would be recognized for stock options granted to employees and directors for their services as directors if the option price is less than the market price of the underlying common stock on the date of the grant.

Compensation expense of $23,000 was recognized in the period ended January 31, 2003 for options granted to employees and directors having a exercise price less than the trading value of the underlying common shares on the grant date. Such compensation expense is amortized over the relevant vesting periods. Total compensation to be recognized over the vesting periods of options granted to employees is approximately $355,000, leaving $332,000 of compensation expense still to be recognized.

SFAS No. 123, "Accounting for Stock-Based Compensation," requires the Company to provide pro-forma information regarding net loss as if the compensation costs for the Company's stock option grants had been determined in accordance with the fair value based method prescribed in SFAS No. 123. To provide the required pro-forma information, the Company estimates the fair value of each stock option at the grant date using the Black-Scholes option-pricing model. Compensation expense for stock options granted to non-employees is recorded using the fair value based method prescribed in SFAS 123. No compensation was recognized on options granted to consultants during the period as such amounts were insignificant.

Had compensation expense related to employees been determined based on the fair value at the grant dates, the net loss and loss per share for the three month period ended January 31, 2003 would have been as follows:

Net loss - as reported	$ (294,244)
- pro forma	$ (306,249)

Loss per share - basic and diluted
- as reported	$ (0.03)
- pro forma	$ (0.03)

Storage Alliance Inc.

Notes to Consolidated Financial Statements

(United States Dollars)

(Unaudited)

As at January 31, 2003 and 2002, and October 31, 2002

7. Stock Option Compensation - continued

The fair value of stock options granted during the three months ended January 31, 2003 was $0.32 per option estimated using the Black-Scholes option-pricing model with the following assumptions: Dividend yield (Nil), Expected volatility (32%), risk-free interest rate (5.0%), and weighted average life of 3.81 years.

There is no effect for the periods prior to November 1, 2002.

8. Contingent Liabilities

On February 5, 2003, the Company commenced a lawsuit in the Alberta Court of Queen's Bench, Judicial District of Calgary, against International Datashare Corporation seeking payment for services rendered to International Datashare pursuant to a LinkPort Application Hosting Services Agreement, dated May 1, 2002. The Company has claimed $159,000 (CDN$246,455) plus interest and costs. On February 27, 2003, International Datashare filed a statement of defence and a counterclaim. The counterclaim alleges that the Company engaged in a civil conspiracy with a former employee and director of International Datashare, in connection with the LinkPort Application Hosting Services Agreement. International Datashare alleges that the Company conspired to propose terms for the agreement which were far more beneficial to the Company than if the Company had negotiated with any other representative of International Datashare. International Datashare also alleges that the employee was not authorized to enter into the agreement and that the terms of the agreement would have not been accepted by International Datashare. In the alternative, International Datashare alleges that the Company fundamentally breached the agreement by failing to make International Datashare's software available to its customers and by failing to perform the other terms of the agreement. In addition, International Datashare alleges that it provided the Company with computer equipment and software valued at approximately $13,000 (CDN$20,000) and data logs valued at aminimum of approximately $3.2 million (CDN$5,000,000) which the Company has never paid for or returned. International Datashare alleges that it has suffered damages and loss of reputation and goodwill as a result of the alleged conspiracy or, in the alternative, the Company's failure to perform the terms of the agreement in an amount of not less than approximately $484,000 (CDN$750,000). International Datashare alleges that it has suffered damages of not less than approximately $3.9 million (CDN$6,000,000) and is seeking damages of approximately $3.9 million (CDN$6,000,000) and an order that the computer equipment and software and the data logs be returned or that the Company pay them approximately $3.2 million (CDN$5,000,000) in lieu of returning such items. International Datashare is also seeking interest, costs and punitive damages.

Storage Alliance Inc.

Notes to Consolidated Financial Statements

(United States Dollars)

(Unaudited)

As at January 31, 2003 and 2002, and October 31, 2002

8. Contingent Liabilities - continued

On March 10, 2003, the Company filed a statement of defence to counterclaim alleging that the counterclaim is without merit, frivolous and vexatious and constitutes an abuse of the court process.

Management of the Company believes that all of International Datashare's allegations are without merit, frivolous and vexatious and constitute an abuse of the court process. The Company is currently considering bringing a court application to have International Datashare's counterclaim struck as a frivolous and vexatious abuse of process.

9. Research and Development

Research and development costs are expensed as incurred. During the three month period ended January 31, 2003, an estimated $90,000 (predecessor, January 31, 2002 - $81,000) was incurred on research and development.

Item 2. Management's Discussion and Analysis and Plan of Operation.

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

Our consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "CDN$" refer to Canadian dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this quarterly report, the terms "we", "us", "our", and "Storage Alliance" mean Storage Alliance, Inc., unless otherwise indicated.

General Overview

We were incorporated in the state of Nevada on October 29, 1999. Since our incorporation, we were in the business of the exploration and development of mineral properties. Our mining properties consisted of a placer claim and two blocks of hardrock mineral claims. We had completed some exploration on both of our properties but decided to abandon further exploration after the acquisition of our new business. These operations are reflected as discontinued operations in the consolidated financial statements.

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

For the purposes of the quarterly report, we will refer to Cascadia Capital Corporation as "Storage Alliance" and to Storage Alliance Inc., the acquired corporation, as "Storage Alliance Alberta".

In our new business, we design, market and deploy content and storage management solutions and professional services for customers in the petroleum exploration and production and other data-intensive industries. Our data storage and content management solutions protect and manage seismic and related petroleum exploration and production data and delivers this data with analytical software applications and tools. We have created a set of solutions which include our Storage Experts TM professional fee-based consulting services, our Data Port TM storage utility data storage services, our Portage TM backup utility data and recovery services and our Link Port TM data and computer hosting services. For a detailed description of our current business, refer to our annual report on Form 10-KSB for the year ended October 31, 2002 filed with the Securities and Exchange Commission on February 19, 2003.

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

Explanation of Comparative Periods

Our January 31, 2003 consolidated financial statements include the accounts of Storage Alliance and Storage Alliance Alberta for the three-month period then ended. As Storage Alliance Alberta is the predecessor business by virtue of the acquisition completed on September 19, 2002, information and discussion of the results of operations has been provided for each of Storage Alliance and Storage Alliance Alberta for the comparative three months ended January 31, 2002. Effective upon the acquisition of Storage Alliance Alberta, we discontinued our involvement in the mineral exploration. Information pertaining to the mineral exploration business has been segregated in the consolidated interim financial statements as "discontinued operations".

RESULTS OF OPERATIONS

Quarters ended January 31, 2003 and January 31, 2002 of Storage Alliance

The following discussion relates to the operations of Storage Alliance. Our net loss for the three month period ended January 31, 2003 was $294,244 as compared to $2,749 for the similar period in 2002. At January 31, 2002, we were essentially an inactive mineral exploration company.

Revenues

Gross revenue for the quarter ended January 31, 2003 were $78,969 compared to nil for the quarter ended January 31, 2002. This increase in revenue was a result of the acquisition of our new business effective September 19, 2002. All revenues were generated by our subsidiary, Storage Alliance Alberta. Direct costs were $7,400 leaving a gross profit of $71,569 compared to direct costs of $nil and a gross profit of $nil for the quarter ended January 31, 2002. We did not realize a gross profit for the quarter ended January 31, 2002 as we had not generated any revenues from our previous mineral exploration business. Prior to the acquisition of Storage Alliance Alberta, we had not generated any revenues from our previous mineral exploration business.

Expenses

Total expenses increased to $367,434 for the quarter ended January 31, 2003 compared to $2,749 for the quarter ended January 31, 2002. This increase was a result of the acquisition of Storage Alliance Alberta.

General and administrative expenses were $364,213 for the quarter ended January 31, 2003 compared to $2,749 (presented as discontinued operations) for the quarter ended January 31, 2002. The increase was attributed to increased operational activity, higher insurance premiums and higher wages associated with the addition of the business operations of Storage Alliance Alberta. General and administration expenses are expected to increase in the next year from the level of expense incurred in the year due to the additional operational expenses associated with Storage Alliance Alberta.

Depreciation expense was $3,221 for the quarter ended January 31, 2003 compared to nil for the quarter ended January 31, 2002 due to the depreciation of existing capital equipment in Storage Alliance Alberta. Depreciation and amortization expense is expected to increase in 2003 with the continued depreciation and amortization of existing and new capital purchases for the infrastructure and operations of Storage Alliance Alberta.

Quarter ended January 31, 2003 of Storage Alliance compared to the Quarter Ended January 31, 2002 of Storage Alliance Alberta

The following discussion relates to the operations of Storage Alliance for the quarter ended January 31, 2003 as compared to the operations of Storage Alliance Alberta (the predecessor business) for the quarter ended January 31, 2002. Our net loss for the three months ended January 31, 2003 was $294,244 as compared to $272,053 for the similar period in 2002 of Storage Alliance Alberta.

Revenues

Gross revenues for the three months ended January 31, 2003 were $78,969 compared to $12,868 for the three months ended January 31, 2002. This increase of $66,101 or 513%, was a result of the commercialization of our LinkPort ™ application hosting solution and early adopter International Datashare as well as the pilot project to host Murphy Oil data. Direct costs were $7,400 leaving a gross profit of $71,569 for the quarter ended January 31, 2003 compared to direct costs of $10,632 and a gross profit of $2,236 for the quarter ended January 31, 2002.

Expenses

Total expenses were $367,434 for the quarter ended January 31, 2003 compared to $274,289 for the quarter ended January 31, 2002 an increase of $93,736 or 35%. General and administrative expenses were $364,213 for the quarter ended January 31, 2003 compared to $270,477 for the quarter ended January 31, 2002. The increase was a result of additional accounting and legal costs for regulatory filings associated with the acquisition, some post acquisition closing costs for shareholder disclosure and mailings and investment relations support as well as the additional salary of our Executive Vice-President and Chief Operating Officer. Also included in general administrative expenses is approximately $90,000 pertaining to research and development, a $9,000 increase over the similar period in 2002. A provision for doubtful accounts has been rendered in respect of the uncertainty surrounding an additional $81,833 of accounts receivable in the January 2003 quarter. This uncertainty stems from the current dispute with International Datashare Corporation (see "Part II-Item 1-Legal Proceedings for details regarding the dispute). General and administrative expenses are expected to increase in the next year from the level of expense incurred in the year due to the additional operation expenses associated with Storage Alliance Alberta.

Depreciation expense was $3,221 for the quarter ended January 31, 2003 compared to $3,812 for the quarter ended January 31, 2002. We also earned $1,621 of interest income in the quarter ended January 31, 2003 (2002-$nil) due to proceeds received from private placements in the most recent quarter.

LIQUIDITY AND CAPITAL RESOURCES

Quarter ended January 31, 2003

We have continued to finance our activities primarily through the issuance and sale of our equity securities. We have incurred recurring losses from operations in each year since inception and our current liabilities exceed our current assets. Our net loss for the quarter ended January 31, 2003 was $294,244 and for the year ended October 31, 2002 was $293,945, compared to $272,053 for the quarter ended January 31, 2002 and $73,618 for the year ended October 31, 2001. As of January 31, 2003, we had an accumulated deficit of $666,609 and we had a working capital deficiency of $120,290.

Our cash position at January 31, 2003 was $7,685 and at October 3l, 2002 was $nil. Our net inflow of cash of $7,685 in the three months ended January 31, 2003 primarily related to operating and financing activities. During the three months ended January 31, 2003, we used $356,360 in operating activities, primarily related to our loss for the quarter ended January 31, 2003 of $294,244. Additionally, we reduced our accounts payable and accrued liabilities by $85,319 due to receipt of cash on stock subscriptions following the quarter. Our net loss of $294,244 for the quarter ended January 31, 2003 includes non-cash charges of $3,221 for depreciation and $23,000 in respect of stock option compensation.

Cash provided by financing activities for the three months ended January 31, 2003 was $364,045, primarily consisting of the proceeds of a private placement during the quarter. The private placement was completed in February 2003 and involved the issuance of a total of 623,810 shares at a price of $1.05 per share for a total gross cash proceed of $655,000. The net proceeds will be used for working capital purposes. To preserve cash flow, we use stock options to compensate key employees, directors and consultants. During the quarter ended January 31, 2003, we granted 1,160,000 stock options vesting over varying periods and varying amounts from 12 months (post grant) to three years (post grant). At January 31, 2003 no stock options were exercisable.

Cash used in investing activities for the three months ended January 31, 2003 was nil.

Future Operations

Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue during the remainder of fiscal 2003. Management projects that we may require an additional $1.0 to $1.25 million to fund our ongoing operating expenses, working capital requirements for the next twelve months, broken down as follows:

Estimated Funding Required During the Next Twelve Months
Operating expenses
Marketing	$100,000 - $150,000
General and Administrative	$200,000 - $250,000
Engineering research and development	$200,000 - $250,000
Capital Expenditures	$300,000 - $350,000
Working capital	$200,000 - $250,000
Total	$1,000,000 - $1,250,000

As at January 31, 2003, we had a working capital deficiency of $120,290. In January, 2003, we effected an equity private placement of $655,000 which will enable us to address current payables, continue with the support of existing clients and sales and marketing activity connected with the continued rollout of LinkPort™ application hosting. We anticipate that these funds will allow us to continue our planned operations through the quarter ended September 30, 2003. We plan to raise the additional capital required to meet the balance of our estimated funding requirements for the balance of the twelve months, primarily through the private placement of our securities. We do not anticipate that we will be able to satisfy any of these funding requirements internally until we significantly increase our revenues.

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

NEW ACCOUNTING PRONOUNCEMENTS

FIN 46, "Consolidation of Variable Interest Entities", clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created prior to January 31, 2003, the provisions of FN 46 are applicable no later than July 1, 2003.

The implementation of this new standard is not expected to have a material effect on our financial statements.

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

Revenue Recognition and Provision for Doubtful Accounts

Revenue from hosting, including non-refundable fees received up front, is recognized as the service is provided. Included in accounts receivable as at January 31, 2003 is $181,833 (October 31, 2002-$106,297) due from a customer for services rendered in connection with hosting. We have filed a lawsuit seeking payment of outstanding amounts at January 31, 2003 to which the customer has counterclaimed. A provision for doubtful debts has been recorded equal to the full amount of the receivable balance due to concerns over full collection given the litigation. Any recovery will be recognized when the proceeds are received. Other receivables are reviewed for collectibility on an account by account basis with any provision set up based on considerations including economic indicators.

Research and Development

Research costs are expensed as incurred. During the three-month period ended January 31, 2003, an estimated $90,000 (2002, Storage Alliance, Alberta, $81,000) was incurred on research and development.

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

RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other "forward-looking statements". Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other "forward-looking statements" involve various risks and uncertainties as outlined below. We caution readers of this quarterly report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward-looking statements". In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

Storage Alliance has had negative cash flows from operations and may not be able to secure additional financing if we need it in the future.

We incurred a loss of $294,244 for the three months ended January 31, 2003 and as at January 31, 2003 we have an accumulated deficit of $666,609. As a result of this lose and negative cash flows from operations, our ability to continue operations will be dependent upon the availability of capital from outside sources unless and until we achieve profitability.

Our future capital requirements will depend on many factors, including cash flow from operations, progress in developing new services, competing knowledge and market developments and an ability to successfully market our services. Our recurring operating losses and growing working capital needs will require us to obtain additional capital to operate our business before we have established that our business will generate significant revenue. We predict that we will require approximately $1,000,000 to $1,250,000 over the next twelve months in order to accomplish our goals. However, there is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

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

If we require, but are unable to obtain, additional financing in the future, we may be unable to implement our business and growth strategies, respond to changing business or economic conditions, withstand adverse operating results, consummate desired acquisitions or compete effectively. If we are unable to raise additional financing when required, then our business operations would be adversely affected.

We have a history of net losses and a lack of established revenues, and as a result, we expect to incur net losses in the future.

We have had a history of losses and expect to continue to incur losses, and may never achieve or maintain profitability. We have incurred losses since we began operations, including a loss of $294,244 for the three months ended January 31, 2003. As of January 31, 2003, we have an accumulated deficit of $666,609. Our ability to achieve profitability in the future will depend upon our ability to expand the Storage Alliance brand awareness and customer base, increase our market presence and enhance and maintain our service offerings. To achieve these goals, we will need to increase spending on marketing, technology, product development and other operating costs. We expect to have net losses and negative cash flow and expect to spend significant amounts of capital to enhance our services and technologies and fund research and development. As a result, we will need to generate significant revenue to break even or achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we do not achieve and maintain profitability, the market price for our common stock may decline, perhaps substantially.

Although we anticipate that we will be able to generate revenues, we also expect that development costs and operating costs will increase as well. Consequently, we expect to incur operating losses and negative cash flow until our existing services gain sufficient market acceptance to generate a commercially viable and sustainable level of sales, and/or additional services are developed and commercially released and sales of such services made so that we are operating in a profitable manner. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditor's opinion with respect to our audited financial statements for the year ended October 31, 2002. To the extent that such expenses are not followed in a timely manner by increased revenues, our business, results of operations, financial condition and prospects would be materially adversely affected.

We may not be able to develop and increase public recognition of our LinkPort™, DataPort™ and PortAge™ trade brands.

Storage Alliance has a limited offering of services which are only producing marginal revenues. Therefore, market acceptance of Storage Alliance's services is critical to Storage Alliance's future success. Factors such as performance, market positioning, the availability and price of competing services, and the introductions of new technologies will affect the market acceptance of Storage Alliance's current and future service offerings.

We believe that establishing and maintaining favorable consumer perception of our branded service offerings is critical to attracting and expanding our petroleum exploration and production customer base. The importance of developing our brand will increase due to the growing number of data storage services available to consumers. To build our brand, we must succeed in our marketing efforts, provide high-quality services, increase the number of visitors to our website and continue to receive high ratings from leading oil and gas industry publications. If we do not accomplish each of these goals, our reputation could be harmed, and we may not be able to attract and retain customers.

Our business operations will be subject to substantial competition and if we are unable to maintain our competitive advantages, then our continuing business operations may be adversely affected.

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

We are subject to economic and political risk and such risks may affect our ability to generate revenues and operate profitably.

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

Our operations may be disrupted by technological problems which may affect our ability to provide our services and keep our customers satisfied.

The computer servers through which we provide our data storage, backup and recovery services are housed at the offices of a third party telecommunications company. If the systems of this third party slows down significantly or fail even for a short time, our customers would suffer delays to their data access. These delays could damage our reputation, cause customers to close their accounts with us and cause customers to incur substantial losses. We could be subject to claims or litigation with respect to these losses. Our property and business interruption insurance may not adequately compensate us for all losses we may incur.

These computer systems could also be overwhelmed or could fail for any number of reasons. We offer and perform bulk of our services through the Internet. Heavy usage volumes of the Internet or our particular services could cause significant backlogs or could cause these systems to fail. We may not be able to expand and upgrade the technology and network hardware and software to accommodate increased usage by our customers on a timely basis. Also, the systems of the third parties on which we depend, may not operate properly in the event of:

    a hardware or software error, failure or crash,

    a power or telecommunications failure,

    human error, or

    a fire, flood or other natural disaster.

These systems may be more likely to suffer problems while such third parties implement upgrades to their network hardware and software. Additionally, our computer systems, and those of the third parties on which we depend, may be vulnerable to damage or interruption due to sabotage, computer viruses or other criminal activities or security breaches.

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

The computer systems through which we provide our data storage, backup and recovery services may be vulnerable to physical or electronic computer break-ins, viruses and similar disruptive problems. A person who is able to circumvent such security measures could misappropriate proprietary information or cause interruptions in our operations. If a person is able to penetrate such network security or misappropriate our customers' information, we could be liable for the misuse of such information. We could also be subject to claims for other misuses of information, such as for unauthorized marketing purposes. Any security breach or misappropriation of customer information could damage our reputation and materially adversely affect our business, financial condition and operating results. General concerns over the security of Internet transactions and the privacy of users could also inhibit the use of the Internet as a means of conducting commercial transactions.

We could lose our competitive advantages if we are not able to protect any proprietary technology and intellectual property rights against infringement, and any related litigation could be time-consuming and costly.

Our success and ability to compete depend to a significant degree on proprietary technology that we use for the provision of our data storage backup and recovery services . If any of our competitors copies or otherwise gains access to the proprietary technology or develops similar technology independently, we would not be able to compete as effectively. We also consider our service marks, particularly our family of trademarks, invaluable to our ability to continue to develop and maintain the goodwill and recognition associated with our brand. The measures we take to protect the proprietary technology and other intellectual property rights, which presently are based upon a combination of copyright, trade secret and trademark laws, may not be adequate to prevent their unauthorized use. Further, the laws of foreign countries may provide inadequate protection of such intellectual property rights. We may need to bring legal claims to enforce or protect such intellectual property rights. Any litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources. In addition, notwithstanding the rights we have secured in our intellectual property, other persons may bring claims against us that we have infringed on their intellectual property rights, including claims based upon the content we license from third parties or claims that our intellectual property right interests are not valid. Any claims against us, with or without merit, could be time consuming and costly to defend or litigate, divert our attention and resources, result in the loss of goodwill associated with our service marks or require us to make changes to our websites or other of our technologies.

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

Our market is new and rapidly evolving. Since we provide the bulk of our service offerings through the Internet, business will be adversely affected if Internet usage does not continue to grow. Use of the Internet may be inhibited by a number of factors, including:

    inadequate network infrastructure,

    security concerns,

    inconsistent quality of services, and

    lack of cost-effective, high-speed service.

If Internet usage continues to grow, the Internet infrastructure may be unable to support the demands placed on it by this growth. The Internet's performance and reliability may decline. In addition, websites have experienced interruptions as a result of outages and other delays occurring throughout the Internet infrastructure. If these outages or delays frequently occur in the future, Internet usage, as well as usage of our services through the Internet, could grow more slowly or decline.

If we are unable to protect our Internet domain name, our efforts to increase public recognition of our brand may be impaired.

We currently hold the Internet domain name "storagealliance.com" and various other related names. The acquisition and maintenance of domain names generally is regulated by governmental agencies and their designees. The regulation of domain names in the United States and in foreign countries is subject to change. As a result, we may be unable to acquire or maintain relevant domain names in all countries in which we intend to conduct business. This could impair our efforts to build brand recognition and to increase traffic to our websites. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights.

If we fail to effectively manage our growth our future business results could be harmed and our managerial and operational resources may be strained.

As we proceed with the development of our technology and expand our offering services, we expect to experience significant and rapid growth in the scope and complexity of our business. We will need to add staff to market our services, manage operations, handle sales and marketing efforts and perform finance and accounting functions. We will be required to hire a broad range of additional personnel in order to successfully advance our operations. This growth is likely to place a strain on our management and operational resources. The failure to develop and implement effective systems, or to hire and retain sufficient personnel for the performance of all of the functions necessary to effectively service and manage our potential business, or the failure to manage growth effectively, could have a materially adverse effect on our business and financial condition.

Unless we can establish significant sales of our current services, our potential revenues may be significantly reduced.

We expect that a substantial portion, if not all, of our future revenue will be derived from the sale of our data storage and backup services, our web hosting services and our professional consulting services. We expect that these service offerings and their extensions and derivatives will account for a majority, if not all, of our revenue for the foreseeable future. Broad market acceptance of this system is, therefore, critical to our future success and our ability to generate revenues. Failure to achieve broad market acceptance of this system, as a result of competition, technological change, or otherwise, would significantly harm our business. Our future financial performance will depend primarily on the successful introduction and market acceptance of our current service offerings, and on the development, introduction and market acceptance of any future enhancements. There can be no assurance that we will be successful in marketing our current service offerings or any new service offerings, applications or enhancements, and any failure to do so would significantly harm our business.

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

Loss of services of key employees.

As at January 31, 2003, our key personnel included Jeff Ascah (President, Chief Executive Officer), Ken Akerley (VP Business Development), Ed Kokts-Porietis (Chief Technology Officer), Ken MacKinnon (Chief Architect), Fred Moore (Director of the Strategic Advisory Board) and Robert (Bob) J. Irwin (Executive Vice President and Chief Operating Officer). The loss of the services of Mr. Ascah or the other key employees, or the services of any future key employees for any reason may have a materially adverse effect on our prospects. There can be no assurance that we would be able to find a suitable replacement in the event that the services of any of these key employees, or of a future key employee, is lost. Furthermore, we do not presently maintain "key man" life insurance on the lives of our key personnel. We rely upon the continued service and performance of a relatively small number of key senior management personnel, and our future success depends on our retention of these key employees whose knowledge of our business and technical expertise would be difficult to replace. At this time, none of our key personnel are bound by employment agreements, and as a result, any of these employees could leave with little or no prior notice. If we lose any of our key personnel, our business may be adversely affected.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this quarterly report, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president. Based upon that evaluation, our company's president a concluded that our company's disclosure controls and procedures are effective. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried our evaluation.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings.

Other than as set forth below, we know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

On February 5, 2003, we commenced a lawsuit in the Alberta Court of Queen's Bench, Judicial District of Calgary, against International Datashare Corporation seeking payment for services rendered to International Datashare pursuant to a LinkPort Application Hosting Services Agreement, dated May 1, 2002. We have claimed $159,000 (CDN$246,455) plus interest and costs. On February 27, 2003, International Datashare filed a statement of defence and a counterclaim. The counterclaim alleges that we engaged in a civil conspiracy with a former employee and director of International Datashare, Todd Chuckry, in connection with the LinkPort Application Hosting Services Agreement. International Datashare alleges that we and Todd Chuckry conspired to propose terms for the agreement which were far more beneficial to us than if we had negotiated with any other representative of International Datashare. International Datashare also alleges that Todd Chuckry was not authorized to enter into the agreement and that the terms of the agreement would have not been accepted by International Datashare. In the alternative, International Datashare alleges that we fundamentally breached the agreement by failing to make International Datashare's software available to its customers and by failing to perform the other terms of the agreement. In addition, International Datashare alleges that it provided us with computer equipment and software valued at CDN$20,000 and data logs valued at a minimum of CDN$5,000,000 which we have never paid for or returned. International Datashare alleges that it has suffered damages and loss of reputation and goodwill as a result of the alleged conspiracy or, in the alternative, our failure to perform the terms of the agreement in an amount of not less than CDN$750,000. International Datashare alleges that it has suffered damages of not less than CDN$6,000,000 and is seeking damages of CDN$6,000,000 and an order that the computer equipment and software and the data logs be returned or that we pay them CDN$5,000,000 in lieu of returning such items. International Datashare is also seeking interest, costs and punitive damages.

On March 10, 2003, we filed a statement of defence to counterclaim alleging that the counterclaim is without merit, frivolous and vexatious and constitutes an abuse of the court process.

Management of our company believes that all of International Datashare's allegations are without merit, frivolous and vexatious and constitute an abuse of the court process. We are currently considering bringing a court application to have International Datashare's counterclaim struck as a frivolous and vexatious abuse of process.

Item 2. Changes in Securities.

Recent Sales of Unregistered Securities

On November 13, 2002, we issued 705,000 options to one director and three senior officers of our company. The options are exercisable at $0.40 per share and vest as to 235,000 on September 20, 2003, 235,000 on September 20, 2004 and 235,000 on September 20, 2005. The options expire on September 20, 2006. The options were issued in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

In connection with the share exchange transaction with Storage Alliance Inc., DKJ Technologies Inc. and the shareholders of DKJ Technologies Inc., we issued 2,500,000 shares of our common stock to 28 individuals in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933. As part of the acquisition, we sold an aggregate of 470,000 shares of our common stock at $0.50 per share for gross proceeds of $235,000 relying on Regulation S and/or Section 4(2) of the Securities Act of 1933. The 470,000 common shares were issued in March 2003.

On January 6, 2003 we issued 50,000 options to an individual on our advisory board. The options are exercisable at $0.50 per share and vest on January 6, 2004. The options expire on January 6, 2006. We issued the options relying on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933.

On January 6, 2003 we issued 405,000 options to one of our senior officers. The options are exercisable at $0.50 for the first 135,000 options exercised, $1.00 for the next 135,000 options exercised and $1.50 for the final 135,000 options. The options vest as to 135,000 on January 6, 2004, 135,000 on January 6, 2005 and 135,000 on January 6, 2006. The options expire on January 6, 2007. The options were issued in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On January 29, 2003, we effected an equity private placement whereby we issued 623,810 shares to two entities at a price of $1.05 per share. The shares were issued in an offshore transaction pursuant to Regulation S and/or Section 4(2) of the Securities Act of 1933. The shares were issued in February 2003.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

Reports of Form 8-K

On November 20, 2002 we filed an amended Form 8-K Current Report which reported on our acquisition of all of the common shares of Storage Alliance, Inc.

Exhibits Required by Item 601 of Regulation S-B.

Exhibit Number/Description

(2) Plan of Acquisition

** Exhibits 2.1 through 2.2 are incorporated by reference from our Form 10-QSB filed on September 16, 2002

2.1 Agreement and Plan of Share Exchange between Cascadia Capital Corporation, DKJ Technologies Inc., and Storage Alliance Inc. and Ed Kokts-Porietis, Jeff Ascah, Louise Ascah, Ken MacKinnon, 2 Inc. and Raymark Investment Corp. Inc. dated August 9, 2002.

2.2 Letter Agreement between Cascadia Capital Corporation, DKJ Technologies Inc. and Storage Alliance Inc. dated September 6, 2002.

(3) Articles of Incorporation

**Exhibits 3.1 through 3.2 are incorporated by reference from our SB-2 filed on May 23, 2001.

3.1 Articles of Incorporation

3.2 Bylaws

3.3 Certificate of Amendment to Articles of Incorporation amending the name from Cascadia Capital Corporation to Storage Alliance Inc.

(10) Material Contracts

**Exhibits 10.1 through 10.2 are incorporated by reference from our Form 8-K, filed on October 3, 2002. Exhibits 10.3 through 10.4 are incorporated by reference from our Form 10-KSB filed on February 19, 2003.

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

21. Subsidiaries of Storage Alliance, Inc.

Storage Alliance Inc. (Alberta corporation).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STORAGE ALLIANCE, INC.

By:/s/ Jeff Ascah
Jeff Ascah, President, Treasurer, Secretary and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Date: March 24, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:/s/ Jeff Ascah
Jeff Ascah, President and Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
Date: March 24, 2003

CERTIFICATION

I, Jeff Ascah, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Storage Alliance, Inc.;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures and internal controls and procedures for financial reporting as of the end of the period covered by this report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the small business issuer's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls and procedures for financial reporting; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003

/S/ Jeff Ascah
Signature:  Jeff Ascah
Title:   President and Chief Executive Officer (Principal Executive Officer and Principal Accounting Officer)