Form 10QSB
period 2003-04-30
STORAGE ALLIANCE INC
filed 2003-06-18
CIK 1111695

THIS FORM 10-QSB IS THE SUBJECT OF A FORM 12B-25 OMB APPROVAL

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2003

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from  to

Commission file number  000-27131

Storage Alliance Inc.
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

11,682,045 common shares issued and outstanding as at June 1, 2003.

Transitional Small Business Disclosure Format (Check one):      Yes [ ]     No [X]

PART I

Item 1. Financial Statements

Our consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

It is the opinion of management that the consolidated interim financial statements for the quarter ended April 30, 2003 include all adjustments necessary in order to ensure that the consolidated financial statements are not misleading.

Storage Alliance Inc.

Consolidated Balance Sheets

(United States Dollars)

(Unaudited)

As at

1,020,165

April 30, 2003	October 31, 2002

		(audited)
Assets

Current
Cash	$68,650	$ -
Accounts receivable (net of allowance of $Nil and $100,000)	7,721	16,139
Investment tax credit receivable	63,844	57,780
Prepaid expense	20,021	7,055

	160,236	80,974

Fixed assets, net of accumulated depreciation	86,980	44,593

Goodwill (Note 3)	1,020,165

	$1,267,381	$1,145,732

Liabilities and Stockholders' Equity

Liabilities

Current
Bank indebtedness	$-	$455
Accounts payable and accrued liabilities	235,460	285,741

	235,460	286,196

Stockholders' equity
Capital stock 100,000,000 common shares authorized, par value of $0.0001 11,093,810 (October 31, 2002 10,000,000) common shares issued	1,109	1,000
Additional paid in capital	1,934,591	1,003,650
Shares to be issued (Note 4(b))	-	235,050
Other comprehensive loss - cumulative translation adjustment	(19,584)	(7,799)
Accumulated deficit	(884,195)	(372,365)

	1,031,921	859,536

	$1,267,381	$1,145,732

Storage Alliance Inc.

Consolidated Statements of Operations

(United States Dollars)

(Unaudited)
	Three Months Ended			Six Months Ended

	April 30 2003	April 30 2002(1)	April 30 2002(2)	April 30 2003	April 30 2002(1)	April 30 2002(2)

Revenues
Application hosting	$-	$15,579	$-	$78,969	$28,447	$-

Less: direct costs	4,191	16,352	-	11,591	26,984	-

Gross profit (loss)	(4,191)	(773)	-	67,378	1,463	-

Expenses
Depreciation	10,359	1,366	-	13,580	5,178	-
General and administrative expenses (Note 8)	210,149	136,889	-	573,903	406,352	-

	220,508	138,255	-	587,483	411,530	-

Loss for the period before other items	(224,699)	(139,028)	-	(520,105)	(410,067)	-

Interest income	7,113	(95)	-	8,275	(1,109)	-

Loss from continuing operations	(217,586)	(139,123)	-	(511,830)	(411,176)	-
Loss from discontinued operations	-	-	(30,309)	-	-	(33,058)

Net loss for the period	$ (217,586)	$(139,123)	$(30,309)	$(511,830)	$(411,176)	$(33,058)

Basic and diluted loss per share continuing operations	$(0.02)	$(1,131.08)	$(0.00)	$(0.05)	$(3,342.89)	$(0.00)

Basic and diluted loss per share discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and diluted loss per share	$(0.02)	$(1,131.08)	$(0.00)	$(0.05)	$(3,342.89)	$(0.00)
Weighted average number of shares outstanding	11,078,267	123	16,080,278	10,775,985	123	16,000,833

  Represents the results of operations of Storage Alliance Inc. (predecessor company).
  Represents the results of operations of Storage Alliance Inc. (formerly Cascadia Capital Corp., the successor company).

Storage Alliance Inc.

Consolidated Statements of Cash Flows

(United States Dollars)

(Unaudited)
	Six Months Ended

	April 30 2003	April 30 2002(1)	April 30 2002(2)

Cash flows from operating activities
Net loss for the period	$(511,830)	$(411,176)	$(33,058)
Adjustments for:
Allowance for doubtful accounts	-	33,189	-
Depreciation	13,580	5,178	-
Common stock issued for mineral property	-	-	25,000
Stock option compensation	41,000	-	-
Changes in non-cash assets and liabilities
Accounts receivable	8,418	12,248	-
Accounts payable and accrued liabilities	(50,281)	131,572	900
Prepaid expense	(12,966)	(862)	-

	(512,079)	(229,851)	(7,158)

Cash flows from financing activities
Shareholder loan	-	229,684	-
Bank indebtedness	(455)	16,471	-
Proceeds on shares issued	655,000	-	-

	654,545	246,155	-

Cash flows from investing activity
Acquisition of fixed assets	(55,967)	(16,304)	-

	(55,967)	(16,304)	-

Increase (decrease) in cash	86,499	-	(7,158)
Effect of foreign exchange on cash	(17,849)	-	-
Cash, beginning of period	-	-	28,880

Cash, end of period	$68,650	$-	$21,722

Supplemental Information (Note 5)

  Represents the cash flows of Storage Alliance Inc. (predecessor company).
  Represents the cash flows of Storage Alliance Inc. (formerly Cascadia Capital Corp., the successor company).

Storage Alliance Inc.

Consolidated Statements of Comprehensive Loss

(United States Dollars)

(Unaudited)
	Three Months Ended			Six Months Ended

	April 30 2003	April 30 2002(1)	April 30 2002(2)	April 30 2003	April 30 2002(1)	April 30 2002(2)

Net loss for the period	$(217,586)	$(139,123)	$(30,309)	$(511,830)	$(411,176)	$(33,058)
Other comprehensive income (loss)
Cumulative translation adjustment	(1,405)	20,967	-	(11,785)	21,363	-

Comprehensive loss for the period	$(218,991)	$(118,156)	$(30,309)	$(523,615)	$(389,813)	$(33,058)

  Represents the comprehensive loss of Storage Alliance Inc. (predecessor company).
  Represents the comprehensive loss of Storage Alliance Inc. (formerly Cascadia Capital Corp., the successor company).

Storage Alliance Inc.

Consolidated Statements of Stockholders' Equity

(United States Dollars)

(Unaudited)
	No. of shares	$ Amount	Additional paid-in capital	Shares to be issued	Other comprehen-sive loss	Accum. Deficit	Total

Balance October 31, 2002	10,000,000	$1,000	$1,003,650	$235,050	$(7,799)	$(372,365)	$859,536
Issued for private placement (Note 4(b))	470,000	47	235,003	(235,050)	-	-	-
Issued for private placement (Note 4(b))	623,810	62	654,938	-	-	-	655,000
Stock option compensation (Note 7)	-	-	41,000	-	-	-	41,000
Currency translation adjustment	-	-	-	-	(11,785)	-	(11,785)
Net loss for the period ended April 30, 2003	-	-	-	-	-	(511,830)	(511,830)

Balance, April 30, 2003	11,093,810	$1,109	$1,934,591	$-	$(19,584)	$(884,195)	$1,031,921

Storage Alliance Inc.

Notes to Consolidated Financial Statements

(United States Dollars)

(Unaudited)

As at April 30, 2003 and 2002, and October 31, 2002

Organization and Ability to Continue Operations

Storage Alliance Inc. ("the Company") (formerly Cascadia Capital Corporation) was incorporated on October 29, 1999 under the laws of the State of Nevada to engage in any lawful business or activity for which operations may be organized under the laws of the State of Nevada. The Company was in the business of exploration and development of mineral properties with minimal operations. During its 2002 fiscal year the Company abandoned its mineral properties which are reflected as discontinued operations and as a result of the acquisition discussed below, ceased to be an exploration stage company. For financial statement purposes Storage Alliance Inc. (the acquired subsidiary) is the predecessor company.

On September 19, 2002, the Company acquired Storage Alliance Inc. through the issuance of 1,000,000 common shares (Note 3). The Company changed its name and now operates under the name of Storage Alliance Inc. Storage Alliance Inc. was incorporated as a provider of availability infrastructure, infrastructure and storage management services to the business marketplace. Currently, all of the Company's customers are located in Canada.

The consolidated financial statements have been prepared using United States generally accepted accounting principles that are applicable to a going concern. The Company has incurred a loss of $511,830 in the six month period ended April 30, 2003 and has an accumulated deficit of $884,195 at April 30, 2003. The ultimate recovery of the Company's assets and continuation of the business are dependent on the Company, after an expected period of initial losses, achieving and maintaining profitability which is dependant on market conditions, successful rollout of the Company's business plan and the ability to obtain adequate financing to meet capital and operational requirements. Management's plan to continue as a going concern include the current pilot hosting of digital seismic information, enhancements to the Company's products, the addition of new hosting clients and the pursuit of strategic alliances. The Company anticipates requiring $1,000,000 to $1,250,000 over the next twelve months for operations to pursue its plans and goals. The Company must supplement shortfalls in operational cash flow with additional debt or equity financing. During the six month period ended April 30, 2003, the Company finalized a private placement financing of $655,000. Subsequent to April 30, 2003, the Company entered into a private placement with an accredited investor for an aggregate of $800,000 of the Company's common stock and share purchase warrants to acquire an additional 350,000 shares (Note 9(a)). Management anticipated that the funds from these private placements will be sufficient to satisfy the Company's cash requirements for the balance of the year ended October 31, 2003. However, management cannot provide any assurances that actual cash requirements will not exceed the Company's estimates or the Company will be successful in any of its plans of operations.

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

(United States Dollars)

(Unaudited)

As at April 30, 2003 and 2002, and October 31, 2002

Organization and Ability to Continue Operations - continued

These unaudited financial statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the consolidated financial statements for the year ended October 31, 2002 and notes thereto included in the Company's Annual report on Form 10-KSB. The Company follows the same accounting principles in the preparation of interim reports.

The consolidated interim financial statements included herein have been prepared by the Company, without audit, in accordance with accounting principles generally accepted in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year or any future period.

Accounting Policies

(1) Stock-based compensation

The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") to account for stock options granted to non-employees using the fair value based method prescribed in SFAS 123. Stock compensation for non-employees is re-measured quarterly until such options vest.

The Company has elected to continue to measure compensation cost for employees under Accounting Principles Board ("APB") Opinion No. 25, including interpretations provided in Interpretation ("FIN") No. 44. Generally, under APB No. 25 compensation expense is recognized for options granted to employees and directors for their services as directors if the option price is less than the market price of the underlying common stock on the date of the grant.

SFAS No. 123 requires the Company to provide pro forma information regarding net income as if compensation cost for the stock options granted to the Company's employees had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company does not plan to adopt the fair value method of accounting for stock-based compensation awarded to employees. Consequently, related pro forma information as described in SFAS No. 123 has been disclosed below in accordance with SFAS No. 148 using factors set out in Note 6.

Storage Alliance Inc.

Notes to Consolidated Financial Statements

(United States Dollars)

(Unaudited)

As at April 30, 2003 and 2002, and October 31, 2002

2. Accounting Policies - continued

	For the three months period ended April 30, 2003	For the six months period ended April 30, 2003
Net loss, as reported	$(217,586)	$(511,830)
Add: Stock-based compensation expense included in reported net loss	9,000	32,000
Deduct: Total stock-based compensation expense determined under fair-value based method for all awards	(98,302)	(133,307)
Pro-forma net loss	$(306,888)	$(613,137)
Loss per share - basic and diluted - as reported	$ (0.02)	$ (0.05)
- basic and diluted - pro-forma	$ (0.03)	$ (0.06)

(1) Represents the net loss of Storage Alliance Inc. (predecessor company).

(2) Represents the net loss of Storage Alliance Inc. (formerly Cascadia Capital Corp., the successor company).

The fair value of the options granted to employees during the six-month period ended April 30, 2003 was $0.12 per option estimated using the factors set out in Note 6.

(2) Provision for doubtful accounts

Included in accounts receivable as at April 30, 2003 is $Nil (October 31, 2002 - $100,000) due from a customer for services rendered in connection with hosting. The Company previously filed a lawsuit seeking payment of outstanding amounts to which the customer has counterclaimed. During the current period, this claim was settled with the Company receiving a payment of approximately $70,000 (CDN$99,000) (Note 7). Other receivables are reviewed for collectibility on an account by account basis with any provision set up based on considerations including economic indicators.

(3) New accounting pronouncements

FIN46, "Consolidation of Variable Interest Entities", clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created prior to January 31, 2003, the provisions of FIN 46 are applicable no later than July 1, 2003.

The implementation of this new standard did not have a material effect on the Company's financial statements.

Storage Alliance Inc.

Notes to Consolidated Financial Statements

(United States Dollars)

(Unaudited)

As at April 30, 2003 and 2002, and October 31, 2002

3. Business Combination

In September 2002, Cascadia has effected the purchase of all the shares of Storage Alliance via the issuance of 1,000,000 shares of Cascadia to DKJ Technologies Inc. at a value of $0.35/share which represents quoted market prices at the date the transaction was publicly announced. In conjunction with this acquisition, Cascadia assumed the Storage Alliance loans, except for the loan to parent of $606,000 which was forgiven prior to the acquisition.

The acquisition of Storage Alliance has been accounted for by the purchase method, with Cascadia being the acquirer, based on the fair values of the assets or liabilities acquired, as follows:

	Book Value	Fair Value	Discrepancy
Current assets	$242,348	$242,348	$-
Current liabilities	(956,900)	(956,900)	-
Negative working capital	(714,552)	(714,552)	-
Property, plant and equipment	44,387	44,387	-
Goodwill	-	1,020,165	1,020,165
Net assets acquired	$(670,165)	$350,000	$1,020,165
Purchase price being the value attributed to the shares acquired	$350,000	$350,000

4. Capital Stock

(a) On February 18, 2002, the Company forward split its stock on a 3.25:1 basis. Accordingly all references to the number of common shares and per share data in the accompanying financial statements have been adjusted to reflect the stock split on a retroactive basis.

(b) Shares issued

i) On September 19, 2002, the Company received proceeds from a private placement for 470,000 common shares totaling $235,050. The common shares were issued on March 10, 2003.

ii) On January 29, 2003, the Company entered into stock subscription agreements for a private placement of 623,810 common shares at $1.05 per share for total consideration of $655,000. The common shares were issued on February 5, 2003.

Storage Alliance Inc.

Notes to Consolidated Financial Statements

(United States Dollars)

(Unaudited)

As at April 30, 2003 and 2002, and October 31, 2002

4. Capital Stock - continued

(c) Options and warrants

Prior to November 1, 2002, there were no options or warrants outstanding. During the six-month period ended April 30, 2003, 1,160,000 options were granted to employees, consultants and directors of the Company exercisable into shares of the Company at a weighted average exercise price of $0.61 per share. These options vest 1/3 one year from the date of grant with 1/2 of the remainder vesting annually thereafter. The options expire between September 20, 2006 and January 7, 2007. As at April 30, 2003, there were no options exercisable. Compensation expense in connection with options granted is set out in Note 6.

5. Statement of Cash Flows

Interest and taxes paid	Three Months Ended			Six Months Ended
	April 30 2003	April 30 2002(1)	April 30 2002(2)	April 30 2003	April 30 2002(1)	April 302002(2)
Interest paid	$1,303	$95	$-	$1,762	$1,109	$-
Income taxes paid	$-	$-	$-	$-	$-	$-

a) Compensation expense of $41,000 (Note 6) was recognized in the six-month period ended April 30, 2003.

b) During the six-month period ended April 30, 2002, the successor company issued 162,500 common shares at $0.15 per share as partial payment for its interest in a mineral property which was abandoned in the year ended October 31, 2002.

  (1) Represents cash flows of Storage Alliance Inc. (predecessor company).

  (2) Represents cash flows of Storage Alliance Inc. (formerly Cascadia Capital Corp., the successor company).

  Storage Alliance Inc.

  Notes to Consolidated Financial Statements

  (United States Dollars)

  (Unaudited)

  As at April 30, 2003 and 2002, and October 31, 2002

  6. Stock Option Compensation

  Employees

  The Company applies Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock issued to Employees," and related interpretations in accounting for the stock option plan. Under APB Opinion 25, compensation cost would be recognized for stock options granted to employees and directors for their services as directors if the option price is less than the market price of the underlying common stock on the date of the grant. Such compensation is recognized on a straight-line basis over the vesting periods of the respective options.

  For the six-month period ended April 30, 2003, compensation expense of $32,000 was recognized in respect of 1,110,000 options granted to employees having an exercise price less than the trading value of the underlying common shares on the grant date. Total compensation to be recognized over the vesting periods of options granted to employees is approximately $237,000, leaving $205,000 of compensation expense still to be recognized.

  Non-employees

  SFAS No. 123, "Accounting for Stock-Based Compensation," requires the Company to record compensation costs for the Company's stock options and other stock awards granted to consultants determined in accordance with the fair value based method prescribed in SFAS No. 123. Unvested stock options are measured quarterly for the purpose of determining stock option compensation.

  For the six-month period ended April 30, 2003, compensation expense of $9,000 was recognized in respect of the 50,000 options granted to non-employees based on the fair value attributable to these options. Fair value of the options was $0.60 per option estimated using the Black-Scholes option pricing model using the following assumptions: No dividends. The US Treasury rate for the period equal to the expected life of the options (5.0%) was used as the risk-free rate. The volatility used was 130%. The value is recognized over the vesting terms of the options which is the expected life of 2 years.

  Storage Alliance Inc.

  Notes to Consolidated Financial Statements

  (United States Dollars)

  (Unaudited)

  As at April 30, 2003 and 2002, and October 31, 2002

  7. Contingent Liabilities

  On February 5, 2003, the Company commenced a lawsuit in the Alberta Court of Queen's Bench, Judicial District of Calgary, against International Datashare Corporation seeking payment for services rendered to International Datashare pursuant to a LinkPort Application Hosting Services Agreement, dated May 1, 2002. The Company has claimed $159,000 (CDN$246,455) plus interest and costs. On February 27, 2003, International Datashare filed a statement of defence and a counterclaim. Among other matters, the counterclaim alleges that the Company engaged in a civil conspiracy with a former employee and director of International Datashare, in connection with the LinkPort Application Hosting Services Agreement.

  In total, International Datashare alleges that it has suffered damages of not less than approximately $3.9 million (CDN$6,000,000) and is seeking damages of approximately $3.9 million (CDN$6,000,000) and an order that the computer equipment and software and the data logs be returned or payment from the Company to International Datashare of approximately $3.2 million (CDN$5,000,000) in lieu of returning such items. International Datashare is also seeking interest, costs and punitive damages.

  On March 10, 2003, the Company filed a statement of defence to counterclaim alleging that the counterclaim is without merit, frivolous and vexatious and constitutes an abuse of the court process.

  In April 2003, a settlement was reached where the Company received approximately $70,000 (CDN$99,000) in payment for all outstanding receivables.

  8. Research and Development

  Research and development costs are expensed as incurred. During the six month period ended April 30, 2003, an estimated $164,000 (predecessor, April 30, 2002 - $133,000) was incurred on research and development.

  Storage Alliance Inc.

  Notes to Consolidated Financial Statements

  (United States Dollars)

  (Unaudited)

  As at April 30, 2003 and 2002, and October 31, 2002

  9. Subsequent Event

  a) On May 14, 2003, the Company entered into a private placement with one accredited investor for an aggregate of $800,000 of its common stock and share purchase warrants to acquire an additional 350,000 shares. The private placement is to close in two tranches. The first tranche of $400,000 closed on May 14, 2003 and involved the issuance of 588,235 shares of common stock and share purchase warrants to acquire an additional 350,000 shares of common stock. The share purchase warrants have an exercise price of $0.88 and expire on May 14, 2006.

  The second tranche of $400,000 is scheduled to close within five (5) days after the registration statement has been declared effective by the Securities and Exchange Commission. The number of shares to be issued in the second tranche will equal to $400,000 divided by the lesser of:

      -$0.68; and

      -seventy-five percent (75%) of the average closing bid prices of the Company's common stock for five trading days immediately preceding the date of the closing of the second tranche.

      The number of shares of common stock that may be issued on the second tranche may be reduced if the number of shares of common stock owned by the accredited investor together with the number of shares of common stock to be issued on the closing of the second tranche result in the accredited investor owning more than 9.99% of the outstanding shares of the Company's common stock on the day this registration statement is declared effective by the Securities and Exchange Commission. The accredited investor has the right to revoke this reduction by giving 75 days prior notice.

      In connection with this private placement, the Company paid a placement fee of 7% of the aggregate gross proceeds of the first tranche and have agreed to pay a placement fee of 7% of the aggregate gross proceeds of the second tranche. The Company also paid $10,000 to the investor's attorney to reimburse the investor for its legal costs.

      b) In the Subscription Agreement, dated May 14, 2003, the Company agreed to file an SB-2 registration statement on or before June 14, 2003 (which was filed on June 9, 2003) for the purpose of registering for resale the shares issued on May 14, 2003, and those shares of common stock that will be issued on closing of the second tranche and upon exercise of the share purchase warrants. After filing this registration statement, the Company is required to use its best efforts to cause this registration statement to become effective by August 13, 2003. The Company is required to keep this registration statement effective for a period of two (2) years from the date it is declared effective by the Securities and Exchange Commission.

      Storage Alliance Inc.

      Notes to Consolidated Financial Statements

      (United States Dollars)

      (Unaudited)

      As at April 30, 2003 and 2002, and October 31, 2002

      9. Subsequent Event - continued

      c) On June 2, 2003, the Company issued to a broker dealer a warrant to purchase up to 40,000 shares of the Company's common stock, exercisable at any time during a three year period ending on June 2, 2006 at an exercise price of $1.00 per share. These warrants were issued pursuant to Rule 506 of Regulation D under the Securities Act of 1933, in partial payment of placement fees in connection with the sale of the Company's common stock and share purchase warrants to the accredited investor. The share purchase warrants were issued to the broker dealer pursuant to a Placement Agency Agreement that the Company entered into on April 16, 2003.

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

      As used in this quarterly report, the terms "we", "us", "our", and "Storage Alliance" mean Storage Alliance Inc., unless otherwise indicated.

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

      Effective September 19, 2002, we acquired 100% of the issued and outstanding shares of Storage Alliance (Alberta) Inc., a company incorporated in the Province of Alberta, Canada. Effective on November 12, 2002, we changed our name from Cascadia Capital Corporation to Storage Alliance Inc. to reflect the operations of our newly acquired business.

      In our new business, we design, market and deploy content and storage management solutions and professional services for customers in the petroleum exploration and production and other data-intensive industries. Our data storage and content management solutions protect and manage seismic and related petroleum exploration and production data and delivers this data with analytical software applications and tools. This past quarter has seen increased development activities associated with our newest service offering, ProspectOasis, which is an online listing directory of oil and gas prospects and production properties. The website, www.prospectoasis.com, will allow petroleum companies to list for sale oil and gas prospects and production properties.

      We are still in our infancy as a viable commercial entity, and consequently our focus has been on the identification of market needs, the development of products and services to meet these needs, and the branding of our company and our services. We anticipate that the expected growth in revenues will assist us in attracting additional financing to allow us to add the needed resources in order to further support the growth of our operations. Despite our expectations, there are no assurances that we will be able to generate revenues on a continued and regular basis, that a profitable level of operations can be achieved, or that we will be able to attract additional financing on acceptable terms, if at all. Should we be unable to achieve the anticipated revenue growth or to attract additional financing on acceptable terms, our ongoing business and future success may be adversely affected.

      General - Explanation of Comparative Periods

      As we acquired Storage Alliance (Alberta) effective on September 19, 2002, our financial statements included the financial results of Storage Alliance (Alberta) for the six month period ended April 30, 2002. Since we have abandoned our previous mineral exploration business and are continuing only with the business of Storage Alliance (Alberta), we have focussed our discussion of the results of the operations of Storage Alliance (Alberta) for the six month periods ended April 30, 2003 and 2002.

      RESULTS OF OPERATIONS

      Three Months ended April 30, 2003 and April 30, 2002 of Storage Alliance (formerly Cascadia Capital Corporation)

      The discussion comparing the results of operation of our company for the three months ended April 30, 2003 to the comparative 2002 period has not been included as it is not meaningful. Fluctuations between the periods are entirely due to the acquisition of our subsidiary in September 2002 and operations of our company prior to that time are reflected as discontinued operations. The discussion set out below compares the results of operations for the three months ended April 30, 2003 to the results of operations of our subsidiary (the predecessor company) for the three months ended April 30, 2002.

      Three Months ended April 30, 2003 of Storage Alliance compared to the Quarter Ended April 30, 2002 of Storage Alliance (Alberta)

      The following discussion relates to the operations of Storage Alliance for the quarter ended April 30, 2003 as compared to the operations of Storage Alliance (Alberta) (the predecessor business) for the quarter ended April 30, 2002. Our net loss for the three months ended April 30, 2003 was $217,586 as compared to $139,123 for the similar period in 2002 of Storage Alliance (Alberta).

      Revenues and Gross Profits

      Gross revenues for the three months ended April 30, 2003 were $Nil compared to $15,579 for the three months ended April 30, 2002. This decease of $15,579 or 100%, was a result of the legal dispute and the termination of the sales contract with International Datashare. In light of the settlement of the lawsuit and the uncertainty of collection, no sales revenue was recognized in the three month period ended April 30, 2003. Direct costs were $4,191 leaving a gross profit (loss) of $(4,191) for the quarter ended April 30, 2003 compared to direct costs of $16,352 and a gross profit (loss) of $(773) for the quarter ended April 30, 2002. Substantially, most of our revenues were generated from the sale of our LinkPort™ application hosting service.

      Expenses

      Total expenses were $220,508 for the quarter ended April 30, 2003 compared to $138,255 for the quarter ended April 30, 2002 an increase of $82,253 or 59%. General and administrative expenses were $210,149 for the quarter ended April 30, 2003 compared to $136,889 for the quarter ended April 30, 2002. The increase was a result of additional accounting and legal costs for regulatory filings associated with the acquisition, some post acquisition closing costs for shareholder disclosure and mailings and investment relations support as well as the additional salary of our Executive Vice-President and Chief Operating Officer. Also

      included in general administrative expenses is approximately $74,000 pertaining to research and development, a $22,000 increase over the similar period in 2002. General and administrative expenses are expected to increase in the next year from the level of expense incurred in the year due to the additional operation expenses associated with Storage Alliance (Alberta). Also included in the additional expense was the addition in early April, 2003 of four developers to work exclusively on our latest service offering, ProspectOasis.

      Depreciation expense was $10,359 for the quarter ended April 30, 2003 compared to $1,366 for the quarter ended April 30, 2002. The increase was mainly due to additional costs incurred for the acquisition of computer hardware. We also earned $7,113 of interest income (net of interest expense) in the quarter ended April 30, 2003 (2002 - interest expense $95) due to proceeds received from private placements in the most recent quarter.

      Six Months ended April 30, 2003 and April 30, 2002 of Storage Alliance (formerly Cascadia Capital Corporation)

      The discussion comparing the results of operation of our company for the six months ended April 30, 2003 to the comparative 2002 period has not been included as it is not meaningful. Fluctuations between the periods are entirely due to the acquisition of our subsidiary in September 2002 and operations of our company prior to that time are reflected as discontinued operations. The discussion set out below compares the results of operations for the six months ended April 30, 2003 to the results of operations of our subsidiary (the predecessor company) for the six months ended April 30, 2002.

      Six Months ended April 30, 2003 of Storage Alliance compared to the Six Months Ended April 30, 2002 of Storage Alliance (Alberta)

      The following discussion relates to the operations of Storage Alliance for the six months ended April 30, 2003 as compared to the operations of Storage Alliance (Alberta) (the predecessor business) for the six months ended April 30, 2002. Our net loss for the six months ended April 30, 2003 was $511,830 as compared to $411,176 for the similar period in 2002 of Storage Alliance (Alberta).

      Revenues and Gross Profits

      Gross revenues for the six months ended April 30, 2003 were $78,969 compared to $28,447 for the six months ended April 30, 2002. This increase of $50,522 or 178%, was a result of the commercialization of our LinkPort™ application hosting solution and early adopter, International Datashare, as well as a pilot project to host the data of an oil company. Sales to International Datashare accounted for 80% of our revenues in the first quarter. In light of the settlement of the lawsuit with International Datashare and the uncertainty of collection, no revenue was recognized in the three month period ended April 30, 2003. Direct costs were $11,591 leaving a gross profit (loss) of $(67,378) for the six months ended April 30, 2003 compared to direct costs of $26,984 and a gross profit (loss) of $(1,463) for the six months ended April 30, 2002. Substantially, most of our revenues were generated from the sale of our LinkPort™ application hosting service.

      Expenses

      Total expenses were $587,483 for the six months ended April 30, 2003 compared to $411,530 for the six months ended April 30, 2002 an increase of $175,953 or 42%. General and administrative expenses were $573,903 for the six months ended April 30, 2003 compared to $406,352 for the six months ended April 30, 2002. The increase was a result of additional accounting and legal costs for regulatory filings associated with the acquisition, some post acquisition closing costs for shareholder disclosure and mailings and investment relations support as well as the additional salary of our Executive Vice-President and Chief Operating Officer. Also included in general administrative expenses is approximately $164,000 pertaining to research and development, a $31,000 increase over the similar period in 2002. General and administrative expenses are expected to increase in the next year from the level of expense incurred in the year due to the additional operation expenses associated with Storage Alliance (Alberta). Also included in the additional expense was the addition in early April, 2003 of four developers to work exclusively on our latest service offering, ProspectOasis.

      Depreciation expense was $13,580 for the six months ended April 30, 2003 compared to $5,178 for the six months ended April 30, 2002. The increase was mainly due to additional costs incurred for the acquisition of computer hardware. We also earned $8,275 of interest income in the six months ended April 30, 2003 (2002 - interest expense $1,109) due to proceeds received from private placements in the most recent quarter.

      LIQUIDITY AND CAPITAL RESOURCES

      Three and Six Months ended April 30, 2003

      The following discussion relates to Storage Alliance and our predecessor, Storage Alliance (Alberta).

      We have continued to finance our activities primarily through the issuance and sale of our equity securities. We have incurred recurring losses from operations in each year since inception and our current liabilities exceed our current assets. Our net loss for the quarter ended April 30, 2003 was $217,586 compared to a loss incurred by our subsidiary (the predecessor company) of $139,123 for the quarter ended April 30, 2002 and $293,945 for the year ended October 31, 2002. As of April 30, 2003, we had an accumulated deficit of $884,195 and we had a working capital deficiency of $75,224.

      Our cash position at April 30, 2003 was $68,650 and at October 3l, 2002 was $nil. Our net inflow of cash of $86,499 in the six months ended April 30, 2003 primarily related to operating and financing activities. During the six months ended April 30, 2003, we used $512,079 in operating activities, primarily related to our loss for the period ended April 30, 2003 of $511,830. Additionally, we reduced our accounts payable and accrued liabilities by $50,281 due to receipt of cash on stock subscriptions during the quarter. Our net loss of $511,830 for the six-month period ended April 30, 2003 includes non-cash charges of $13,580 for depreciation and $41,000 in respect of stock option compensation. During our subsidiary's comparative period in 2002, cash flows used in operating activities totaled $229,851 largely financed with shareholder loans during the period. The negative cash flows of our subsidiary in 2002 resulted from a loss from operations of $411,176 less the deferral of payment of certain liabilities totaling $131,572 and the collection of accounts receivable of $12,248.

      Cash provided by financing activities for the six months ended April 30, 2003 was $654,545, primarily consisting of the proceeds of a private placement during the quarter. The private placement was completed in February 2003 and involved the issuance of a total of 623,810 shares at a price of $1.05 per share for a total gross cash proceed of $655,000. The net proceeds will be used for working capital purposes. Subsequent to the end of the quarter ended April 30, 2003 and on May 14, 2003, we sold to one accredited investor an aggregate of $800,000 of our shares of our common stock and share purchase warrants to acquire an additional 350,000 shares of our common stock in a private placement. The private placement is to close in two tranches. The first tranche of $400,000 closed on May 14, 2003 and involved the issuance of 588,235 shares of our common stock at $0.68 per share and share purchase warrants to acquire an additional 350,000 shares of our common stock. The share purchase warrants have an exercise price of $0.88 and expire on May 14, 2006. The second tranche of $400,000 is scheduled to close within five (5) days after a registration statement that has been filed with the Securities and Exchange Commission has been declared effective. The number of shares to be issued in the second tranche will be equal to $400,000 divided by the lesser of:

      - $0.68; and

      - seventy-five percent (75%) of the average closing bid prices of our common stock for five trading days immediately preceding the date of the closing of the second tranche.

      To preserve cash flow, we use stock options to compensate key employees, directors and consultants. At April 30, 2003 no stock options were exercisable. Cash provided by financing activities in the comparative 2002 period totaled $246,155 consisting of $229,684 of advances from the subsidiary's former shareholder and a bank overdraft of $16,471.

      Cash used to acquire fixed assets for the six months ended April 30, 2003 was $55,967. Our subsidiary acquired fixed assets totaling $16,304 in the comparative period in 2002.

      Known Trends and Uncertainties

      Substantially all of our revenues to date have been generated from our largest customer, International Datashare Corporation. International Datashare accounted for 100% of our revenues for the year ended October 31, 2002, nil% of our revenues for the three months ended April 30, 2003 and 80% of our revenues for the six months ended April 30, 2003 and nil% of our subsidiary's for the corresponding periods in 2002. As International Datashare failed to pay its invoices on a timely basis, we commenced a lawsuit in February 2003 for payment of our outstanding invoices. In April 2003, we settled the lawsuit but International Datashare is no longer a client of our company and there we will no longer generate any revenues from International Datashare. If we are unable to identify and retain other significant clients or diversify our customer base, then we may not be able to generate any significant amount of revenues.

      Substantially all of our revenues are generated from the sale of our LinkPort™ application hosting service. If we are unable to generate market recognition and acceptance for our other services and products, then our ability to generate revenues could be negatively affected.

      Future Operations

      Presently, we have not generated regular or continued revenues sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue into fiscal 2003. Management projects that we may require an additional $1.0 to $1.25 million to fund our ongoing operating expenses, working capital requirements for the year ended October 31, 2003, broken down as follows:

Estimated Funding Required During the Year Ended October 31, 2003
Operating expenses
Marketing	$100,000 - $150,000
General and Administrative	$200,000 - $250,000
Engineering research and development	$200,000 - $250,000
Capital Expenditures	$300,000 - $350,000
Working capital	$200,000 - $250,000
Total	$1,000,000 - $1,250,000

      These estimates do not include any potential capital requirements that may be needed should we identify any products or business acquisitions that may add value to our current product and service offerings.

      As at October 31, 2002, we had a working capital deficiency of $205,222. In January, 2003, we effected an equity private placement of $655,000 and on May 14, 2003 we effected an equity private placement of $800,000, $400,000 of which was advanced to us on May 14, 2003. The second tranche of $400,000 will be advanced to us within five (5) days of this registration statement being declared effective by the Securities and Exchange Commission. These funds will enable us to address current payables, continue with the support of existing clients and sales and marketing activity connected with the continued rollout of LinkPort™ application hosting and the launch of our ProspectOasis™ online listing directory. We anticipate that these funds will be sufficient to satisfy our cash requirements for the year ended October 31, 2003. If we require any additional monies during fiscal 2003, we plan to raise any such additional capital primarily through the private placement of our securities.

      Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual consolidated financial statements for the year ended October 31, 2002 and the financial statements of our subsidiary for the 261-day period ended September 18, 2002, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

      SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. In accordance with SFAS 142, goodwill is not amortized. Furthermore, the impact of following SFAS 142 may result in a future write-down of goodwill and the impact on the financial position and results of operations may be material. To April 30, 2003, no write-downs of goodwill were recorded in our financial statements. As there are no intangibles in the Company and no other intangibles recorded, there is no impact on the adoption of SFAS 142 for intangible assets.

      In August 2001, the Financial Accounting Standards Board finalized FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. FAS 144 addresses accounting and reporting for the impairment or disposal of long-lived assets, including the disposal of a segment of business. FAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. There is no impact of adoption of SFAS 144 on our consolidated financial statements.

      In June 2002, FASB finalized FAS 146, Accounting for Costs Associated with Exit or Disposal Activities. FAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between this Statement and Issue 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. A fundamental conclusion reached by the Board in this Statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. Therefore, this Statement eliminates the definition and requirements for recognition of exit costs in Issue 94-3. This Statement also establishes that fair value is the objective for initial measurement of the liability. FAS 146 is effective for exit and disposal activities initiated after December 31, 2002 and has no material impact on the Company's financial position and results of operations.

      In December 2002, the Financial Accounting Standards Board Issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123", ("SFAS 148"). SFAS 148 amends FASB Statement No. 123, "Accounting for Stock Based Compensation" ("SFAS 123") and provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock-based compensation and the related pro forma disclosures when the intrinsic value method continues to be used. The statement is effective for fiscal years beginning after December 15, 2002, and disclosures are effective for the first fiscal quarter beginning after December 15, 2002. The Company will continue to use the intrinsic model method.

      In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", which addresses the accounting for and disclosure of guarantees. FASB Interpretation No. 45 requires a guarantor to recognize a liability for the fair value of a guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee. The disclosure requirements are effective for interim and annual financial statements ending after December 15, 2002. The initial recognition and measurement provisions are effective for all guarantees within the scope of FASB Interpretation No. 45 issued or modified after December 31, 2002.

      FASB Interpretation No. 46, "Consolidation of Variable Interest Entities", clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FASB Interpretation No. 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created prior to January 31, 2003, the provisions of FASB Interpretation No. 46 are applicable no later than July 1, 2003.

      The adoption of FASB Interpretation No. 45 and 46 has no material effect on the Company's financial statements.

      APPLICATION OF CRITICAL ACCOUNTING POLICIES

      Our consolidated financial statements and accompanying notes and those of our predecessor are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financials.

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

      Revenue Recognition and Provision for Doubtful Accounts

      Revenue from hosting, including non-refundable fees received up front, is recognized as the service is provided. Revenue from consulting fees are recognized as the services are provided. A provision for doubtful debts has previously been recorded equal to the full amount of the International Datashare Corporation receivable balance in dispute due to concerns over full collection given the litigation. During the three months ended April 30, 2003, we received and recognized recovery of bad debt expenses of approximately $70,000 (CDN$99,000) from International Datashare as a result of the settlement of the lawsuit with International Datashare. Other receivables are reviewed for collectibility on an account by account basis with any provision set up based on considerations including economic indicators.

      Write-down of Goodwill

      Goodwill represents acquisition costs in excess of the fair value of net tangible assets of Storage Alliance (Alberta) purchased. We follow SFAS No. 142, "Goodwill and Other Intangible Assets". As a result of the adoption of SFAS 142, we evaluate goodwill annually for impairment, or earlier if potential indicators of impairment exist. The determination of whether or not goodwill has become impaired involved a significant level of judgment in the assumptions underlying the approach used to determine the value of the reporting units. Changes in our strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of intangible assets. We evaluate the fair values of our reporting units using a discounted cash flow approach that uses forward looking information regarding market share, revenues and costs for each reporting unit and appropriate discount rates. As a result, changes in these assumptions or discount rates could materially change the outcome of each reporting unit's fair value determination in future periods, requiring a permanent write-down of goodwill.

      Research and Development

      Research costs are expensed as incurred.

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

      Sales of a substantial number of shares of our common stock into the public market by stockholders may result in significant downward pressure on the price of our common stock and could affect the ability of our stockholders to realize the current trading price of our common stock.

      Sales of a substantial number of shares of our common stock in the public market could cause a reduction in the market price of our common stock. We had 11,682,045 shares of common stock issued and outstanding as of June 3, 2003. We recently filed a registration statement with the Securities and Exchange Commission, that when declared effective, will allow the selling stockholders named in that registration statement to resell up to 3,602,045 shares of our common stock, only 1,212,045 of which are included in the number of our issued and outstanding common shares as of June 3, 2003. As a result of such registration statement, a substantial number of our shares of common stock may be issued and may be available for immediate resale, which could have an adverse effect on the price of our common stock.

      Any significant downward pressure on the price of our common stock as the selling stockholders sell the shares of our common stock could encourage short sales by the selling stockholders or others. Any such short sales could place further downward pressure on the price of our common stock.

      Trading on the OTC Bulletin Board may be sporadic because it is not a stock exchange, and stockholders may have difficulty reselling their shares.

      Our common stock is quoted on the OTC Bulletin Board. Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with the company's operations or business prospects. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a stock exchange like Amex. Accordingly, you may have difficulty reselling any of the shares.

      We have had negative cash flows from operations and if we are not able to obtain further financing our business operations may fail.

      To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We incurred a loss of $293,945 for the year ended October 31, 2002 and $511,830 for the six months ended April 30, 2003. Not included in the loss for the year ended October 31, 2002 is the loss that our subsidiary incurred for the period from January 1, 2002 to September 18, 2002 (immediately preceding the acquisition date) of $463,531. As of October 31, 2002, we had a working capital deficiency of $(205,222) and as at April 30, 2003 we had a working capital deficiency of $(75,224). We do not expect positive cash flow from operations in the near term. During January and May, 2003, we received an aggregate of $1,055,000 gross proceeds from two private placement financings in which we sold shares and share purchase warrants. We will also receive gross proceeds of $400,000 within five (5) days of this registration statement being declared effective by the Securities and Exchange Commission. We have estimated that we will require between $1.0 and $1.25 million to carry out our business plan in the year ended October 31, 2003. We anticipate that the funds we have raised in the last two private placements will be sufficient to satisfy our cash requirements for the balance of the year ended October 31, 2003. However, there is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

      - we incur unexpected costs in completing the development of our technology or encounter any unexpected technical or other difficulties;

      - we incur delays and additional expenses as a result of technology failure;

      - we are unable to create a substantial market for our services; or

      - we incur any significant unanticipated expenses.

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

      A decline in the price of our common stock could affect our ability to raise further working capital and adversely impact our operations.

      A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because our operations have been primarily financed through the sale of equity securities, a decline in the price of our common stock could be especially detrimental to our liquidity and our continued operations. Any reduction in our ability to raise equity capital in the future would force us to reallocate funds from other planned uses and would have a significant negative effect on our business plans and operations, including our ability to develop new products and continue our current operations. If our stock price declines, there can be no assurance that we can raise additional capital or generate funds from operations sufficient to meet our obligations.

      If we issue additional shares in the future this may result in dilution to our existing stockholders.

      Our Certificate of Incorporation authorizes the issuance of 100,000,000 shares of common stock. Our board of directors have the authority to issue additional shares up to the authorized capital stated in the certificate of incorporation. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares may result in a reduction of the book value or market price of the outstanding shares of our common stock. If we do issue any such additional shares, such issuance also will cause a reduction in the proportionate ownership and voting power of all other stockholders. Further, any such issuance may result in a change of control of our corporation.

      We have a history of losses and fluctuating operating results which raise substantial doubt about our ability to continue as a going concern.

      Since inception through October 31, 2002, we have incurred aggregate losses of $372,365. Our loss from operations for the fiscal year ended October 31, 2002 was $293,945 and our loss was for the six months ended April 30, 2003 was $511,830. Our subsidiary had incurred aggregate losses of $1,431,014 from inception through the acquisition date, including a loss for the period from January 1, 2002 to the acquisition date (September 19, 2002) of $463,531. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will purchase our services, the size of customers' purchases, the demand for our services, and the level of competition and general economic conditions. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our normal operations, then we may be forced to scale down or even close our operations.

      Although we anticipate that revenues will increase, we expect an increase in development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flow until our services gain market acceptance sufficient to generate a commercially viable and sustainable level of sales, and/or additional services and/or products are developed and commercially released and sales of such services and/or products made so that we are operating in a profitable manner. These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditors' report on the October 31, 2002 consolidated financial statements and the acquisition date financial statements of our subsidiary, which are included with this registration statement. The consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty.

      Trading of our stock may be restricted by the SEC's penny stock regulations which may limit a stockholder's ability to buy and sell our stock.

      The Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

      NASD sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

      In addition to the "penny stock" rules described above, the NASD has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

      If plans to phase-out the OTC Bulletin Board are implemented, we may not qualify for listing on the proposed Bulletin Board Exchange or any other marketplace, in which event investors may have difficulty buying and selling our securities.

      We understand that in 2004, subject to approval of the Securities and Exchange Commission, the NASDAQ Stock Market intends to phase-out the OTC Bulletin Board, and replace it with the "Bulletin Board Exchange" or "BBX". As proposed, the BBX will include an electronic trading system to allow order negotiation and automatic execution. The NASDAQ Stock Market has indicated its belief that the BBX will bring increased speed and reliability to trade execution, as well as improve the overall transparency of the marketplace. Specific criteria for listing on the BBX have not yet been finalized, and the BBX may provide for listing criteria which we do not meet. If the OTC Bulletin Board is phased-out and we do not meet the criteria established by the BBX, there may be no market on which our securities may be included. In that event, stockholders may have difficulty reselling any of the shares they own or purchase from the selling stockholders.

      We have a limited operating history and if we are not successful in continuing to grow our business, then we may have to scale back or even cease our ongoing business operations.

      We have a limited history of revenues from operations and have no significant tangible assets. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. Our business involves the development and marketing of our data storage and other software to the oil and gas industry. Future development and operating results will depend on many factors, including the completion of services and/or products currently in development, levels of demand for our current and future services, levels of competition, success in developing market acceptance and recognition for our services and products, whether we can develop and market new services and/or products and control costs and the general economic condition of the data storage industry. In addition, our future prospects must be considered in light of the risks, expenses and difficulties frequently encountered in establishing a new business in the technology industry, which is characterized by intense competition and rapid technological change. There can be no assurance that our actual financial results will be consistent with our financial forecasts or that any positive trends will continue and if we are unable to continue to grow and generate our revenues from operations, then we may have to scale back or even cease the ongoing operations of our business.

      Until recently, we were dependent on one customer and if we are unable to obtain new customers and diversify our customer base, then our revenues may never increase.

      International Datashare Corporation was our largest customer for the period ended October 31, 2002 and accounted for 100% of our total revenues. For our subsidiary, International Datashare represented 75% of the revenues generated between January 1, 2002 and September 18, 2002. As International Datashare failed to pay its invoices on a timely basis, we commenced a lawsuit in February 2003 for payment of our outstanding invoices. In April 2003, we settled this lawsuit, but International Datashare is no longer a client of our company and we will no longer generate any revenues from International Datashare. If we are unable to replace this client with another significant client or if we are unable to successfully diversify our customer base in the future, we may not be able to generate significant revenues and our continuing business, financial condition and results of operations would be negatively affected.

      Substantially all of our assets and a majority of our directors and officers are outside the United States, with the result that it may be difficult for investors to enforce within the United States any judgments obtained against us or any of our directors or officers.

      Substantially all of our assets are located outside the United States and we do not currently maintain a permanent place of business within the United States. In addition, a majority of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons' assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, you may be effectively prevented from pursuing remedies under U.S. federal securities laws against them.

      If we are unable to develop and increase public recognition of our LinkPort™, DataPort™, PortAge™ and ProspectOasis™ trade brands, our ability to generate revenues would be negatively affected.

      We have a limited offering of services and substantially all of our revenues to date have been generated from the sale of our LinkPort™ service. Therefore, market acceptance of our services is critical to our future success. Factors such as performance, market positioning, the availability and price of competing services, and the introductions of new technologies will affect the market acceptance of our services.

      We believe that establishing and maintaining favorable consumer perception of our branded data storage and other software is critical to attracting and expanding our petroleum exploration and production customer base. The importance of developing our brand will increase due to the growing number of data storage services available to consumers. To build our brand, we must succeed in our marketing efforts, provide high-quality services, increase the number of visitors to our websites and continue to receive high ratings from leading oil and gas industry publications. If we do not accomplish each of these goals, our reputation could be harmed, and we may not be able to attract and retain customers and our ability to generate revenues would be negatively affected.

      We operate in a highly competitive industry and our failure to compete effectively may adversely affect our ability to generate revenue.

      Our current primary competitors in the data storage industry are storage hardware, software and service vendors such as EMC, Compaq, Hitachi Data Systems, Sun Microsystems, Network Appliance, Hewlett-Packard, EMC Software, Legato Systems and VERITAS Software. We estimate that there are numerous companies providing generic storage hardware or software that directly or indirectly compete with its services and is aware of numerous other start-up companies that have identified themselves as providers of storage services. There are two large service companies, Schlumberger and Halliburton, which offer end to end integrated solutions for the oil and gas industry. Their solutions appear to be relatively restrictive and limit client options for access. Both have developed and launched software focussed on prospect generation for the petroleum exploration and production industry. These companies also operate a service where petroleum companies can list for sale prospect and production oil and gas properties, similar to our ProspectOasis™ service. Two smaller companies which do not appear to have a significant presence in Canada include Upstreaminfo.com and Petris. Both offer software applications and services for the petroleum exploration and production industry.

      Many of our existing and potential competitors may have one or more of the following:

      - longer operating histories,

      - greater name recognition,

      - greater management depth and experience,

      - larger customer bases,

      - greater financial, technical and marketing resources, and

      - a wider range of services and products.

      As a result, these competitors may be able to adopt more aggressive pricing policies, respond more quickly to new technologies, industry standards and customer demands, undertake more extensive marketing campaigns, expand globally more quickly and make more attractive offers to potential employees and content providers.

      The data storage industry is characterized by rapid changes in technology and customer demands. As a result, our services could quickly become obsolete and unmarketable. Our future success will depend on our ability to adapt to technological advances, anticipate customer demands, develop new services and enhance our current services on a timely and cost-effective basis. Further, our services must remain competitive with those of other companies with substantially greater resources.

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

      If our operations are disrupted by technological or other problems, then our ongoing operations could be materially and adversely impacted.

      Our systems could be overwhelmed or could fail for any number of reasons. We receive and process the majority of our content through the Internet. Heavy usage volumes could cause significant backlogs or could cause our systems to fail. We may not be able to expand and upgrade our technology and network hardware and software to accommodate increased usage by our customers on a timely basis. Also, our systems, and those of the third parties on which we depend, may not operate properly in the event of:

      - a hardware or software error, failure or crash,

      - a power or telecommunications failure,

      - human error, or

      - a fire, flood or other natural disaster.

      Our systems may be more likely to suffer problems while we implement upgrades to our network hardware and software. Additionally, our computer systems and those of the third parties on which we depend may be vulnerable to damage or interruption due to sabotage, computer viruses or other criminal activities or security breaches.

      The computer servers which house the data storage and software are housed at the data center of a third party telecommunications company. If the systems of this third party slows down significantly or fail even for a short time, our customers would suffer delays in data access. These delays could damage our reputation, cause customers to close their accounts with us and cause customers to incur substantial losses. We could be subject to claims or litigation with respect to these losses. Our property and business interruption insurance may not adequately compensate us for all losses we may incur. If any of these circumstances occur, then our ongoing operations could be materially and adversely impacted.

      Our services may become obsolete and unmarketable if we are unable to respond adequately to rapidly changing technology and customer demands.

      Our industry is characterized by rapid changes in technology and customer demands. As a result, our services may quickly become obsolete and unmarketable. Our future success will depend on our ability to adapt to technological advances, anticipate customer demands, develop new services and enhance our current services on a timely and cost-effective basis. Further, our services must remain competitive with those of other companies with substantially greater resources. We may experience technical or other difficulties that could delay or prevent the development, introduction or marketing of new services or enhanced versions of existing services. Also, we may not be able to adapt new or enhanced services to emerging industry standards, and our new services may not be favorably received.

      If we are unable to protect our Internet domain name, our efforts to increase public recognition of our brand may be impaired.

      We currently hold the Internet domain names "storagealliance.com" and "prospectoasis.com". The acquisition and maintenance of domain names generally is regulated by governmental agencies and their designees. The regulation of domain names in the United States and in foreign countries is subject to change. As a result, we may be unable to acquire or maintain relevant domain names in all countries in which we intend to conduct business. This could impair our efforts to build brand recognition and to increase traffic to our websites. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights.

      Unless we can establish significant sales of our current services, our potential revenues may be significantly reduced.

      We expect that a substantial portion, if not all, of our future revenue will be derived from the sale of our data storage and backup services, our web hosting services, our listing directory services and our professional consulting. We expect that these service offerings and their extensions and derivatives will account for a majority, if not all, of our revenue for the foreseeable future. Broad market acceptance of this system is, therefore, critical to our future success and our ability to generate revenues. Failure to achieve broad market acceptance of this system, as a result of competition, technological change, or otherwise, would significantly harm our business. Our future financial performance will depend primarily on the successful introduction and market acceptance of our current service offerings, and on the development, introduction and market acceptance of any future enhancements. There can be no assurance that we will be successful in marketing our current service offerings or any new service offerings, applications or enhancements, and any failure to do so would significantly harm our business.

      Since our products have been recently developed, the markets may not accept our products or purchase them in sufficient numbers for us to recover the costs of developing such products.

      We have only recently released additional commercial versions of some of our technologies and products. Additional efforts and expenditures to enhance their capabilities are critical to commercial viability. We invest heavily in the research and development of new products and we cannot assure you that the new products we develop will be commercially viable or that a sufficient demand will develop for such products. If markets do not accept our products in sufficient numbers to offset the costs of developing and marketing such products, we would be unable to generate significant revenues and may never be able to operate profitably.

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

      On February 5, 2003, we commenced a lawsuit in the Alberta Court of Queen's Bench, Judicial District of Calgary, against International Datashare Corporation, seeking payment for services rendered to International Datashare pursuant to a LinkPort Application Hosting Services Agreement, dated May 1, 2002. We claimed $159,000 (CDN$246,455) plus interest and costs. On February 27, 2003, International Datashare filed a statement of defence and a counterclaim. On April 28, 2003, we entered into a settlement of our lawsuit against International Datashare Corporation. Under the terms of the Settlement Agreement, we will be paid $70,000 (CDN$99,000) by International Datashare, we will return computer equipment to International Datashare, and we will delete the GEOcarta software and associated log data that was hosted as part of the LinkPort Services Agreement with International Datashare. In April, 2003, International Datashare paid us $70,000 (CDN$99,000) and in exchange we returned computer equipment to International Datashare and we deleted the GEOcarta software and associated log data.

      Item 2. Changes in Securities.

      Recent Sales of Unregistered Securities

      In connection with the share exchange transaction with Storage Alliance Inc., DKJ Technologies Inc. and the shareholders of DKJ Technologies Inc. which occurred on September 19, 2002, we sold an aggregate of 470,000 shares of our common stock at $0.50 per share for gross proceeds of $235,000 relying on Regulation S and/or Section 4(2) of the Securities Act of 1933. Due to inadvertence, the 470,000 shares were not issued until March 10, 2003.

      Item 3. Defaults Upon Senior Securities.

      None.

      Item 4. Submission of Matters to a Vote of Security Holders.

      None.

      Item 5. Other Information.

      None.

      Item 6. Exhibits and Reports on Form 8-K.

      Reports of Form 8-K

      On February 7, 2003 (amended on February 13 and 20, 2003 and March 5, 2003), we filed a Form 8-K Current Report announcing a change in our Certifying Accountant from Davidson & Company to BDO Dunwoody LLP effective January 15, 2003.

      On February 18, 2003, we filed a Form 8-K Current Report advising that on February 18, 2003 we filed our Form 10-KSB annual report for the period ended October 31, 2002 and attached to the current report the Certification of our Chief Executive Officer and our Chief Financial Officer in connection with implementation of the certification requirements contemplated by section 906 of the Sarbanes-Oxley Act of 2002.

      On March 24, 2003, we filed a Form 8-K Current Report advising that on March 24, 2003 we filed our Form 10-QSB quarterly report for the period ended January 31, 2003 and attached to the current report the Certification of our Chief Executive Officer and our Chief Financial Officer in connection with implementation of the certification requirements contemplated by section 906 of the Sarbanes-Oxley Act of 2002.

      On April 30, 2003 we filed a Form 8-K Current Report announcing a settlement of our lawsuit against International Datashare Corporation.

      Exhibits Required by Item 601 of Regulation S-B.

      Exhibit Number/Description

      (2) Plan of Acquisition

      2.1* Agreement and Plan of Share Exchange between Cascadia Capital Corporation, DKJ Technologies Inc., and Storage Alliance Inc. and Ed Kokts-Porietis, Jeff Ascah, Louise Ascah, Ken MacKinnon, 2 Inc. and Raymark Investment Corp. Inc. dated August 9, 2002. (2)

      2.2* Letter Agreement between Cascadia Capital Corporation, DKJ Technologies Inc. and Storage Alliance Inc. dated September 6, 2002. (2)

      (3) Articles of Incorporation

      3.1* Articles of Incorporation (1)

      3.2* Bylaws (1)

      3.3* Certificate of Amendment to Articles of Incorporation amending the name from Cascadia Capital Corporation to Storage Alliance Inc. (1)

      (10) Material Contracts

      10.1* Letter Agreement dated April 29, 2002 between International Datashare Corporation and Storage Alliance Inc. (3)

      10.2* LinkPort Application Hosting Services Agreement dated May 1, 2002 between International Datashare Corporation and Storage Alliance Inc. (3)

      10.3* LinkPort Application Hosting Services Agreement, dated January 6, 2003, between Murphy Oil Company Ltd. and Storage Alliance Inc. (3)

      10.4* LinkPort Application Hosting Services Agreement, dated January 6, 2003, between Racing Resources Ltd. and Storage Alliance Inc. (3)

      10.5* Settlement Agreement with International Datashare Corporation (4).

      10.6* Employment Agreement, dated December 30, 2002, between Storage Alliance Inc. (the subsidiary) and Robert Irwin. (5)

      10.7* Employment Agreement, dated January 6, 2003, between Storage Alliance Inc. (the subsidiary) and Ken Akerley. (5)

      10.8* Agreement, dated January 6, 2003, between Storage Alliance Inc. and Fred Moore. (5)

      10.9* Subscription Agreement, dated January 29, 2003, between Storage Alliance Inc. and Troon Investments Pty. Ltd. (5)

      10.10* Subscription Agreement, dated January 29, 2003, between Storage Alliance Inc. and Holbrook Capital Inc. (5)

      10.11* Placement Agency Agreement, dated April 16, 2003, between Storage Alliance Inc. and J.P. Carey Securities Inc. (5)

      10.12* Subscription Agreement, dated May 14, 2003, between Storage Alliance Inc. and Alpha Capital Aktiengesellschaft. (5)

      10.13* Funds Escrow Agreement, dated May 14, 2003, between Storage Alliance Inc., Alpha Capital Aktiengesellschaft and Grushko & Mittman, P.C. (5)

      10.14* Advisory Fee Payment and Subscription Agreement, dated June 2, 2003, between Storage Alliance Inc. and J.P. Carey Securities Inc. (5)

      21. Subsidiaries of Storage Alliance Inc.

      Storage Alliance Alberta Inc. (Incorporated in Alberta, Canada)

      99.1** Section 906 Certification under Sarbanes-Oxley Act of 2002

      ** Filed herewith

      * Previously filed

      (1) Incorporated by reference from the Company's Form SB-2 filed with the Securities and Exchange Commission on May 23, 2001.

      (2) Incorporated by reference from the Company's Form 10-QSB filed with the Securities and Exchange Commission on September 16, 2002.

      (3) Incorporated by reference from the Company's Form 8-K filed with the Securities and Exchange Commission on October 3, 2002.

      (4) Incorporated by reference from the Company's Form 8-K filed with the Securities and Exchange Commission on April 29, 2003.

      (5) Incorporated by reference from the Company's Form SB-2 filed with the Securities and Exchange Commission on June 10, 2003.

      SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      STORAGE ALLIANCE INC.

      By:/s/ Jeff Ascah
      Jeff Ascah, President, Treasurer, Secretary and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
      Date: June 18, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      By:/s/ Jeff Ascah
      Jeff Ascah, President and Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
      Date: June 18, 2003

      CERTIFICATION

      I, Jeff Ascah, certify that:

      1. I have reviewed this quarterly report on Form 10-QSB of Storage Alliance Inc.;

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

      Date: June 18, 2003

      /s/ Jeff Ascah
      Signature:  Jeff Ascah
      Title:   President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)