Form 10QSB
period 2003-07-31
STORAGE ALLIANCE INC
filed 2003-09-15
CIK 1111695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2003

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

12,321,987 common shares issued and outstanding as at August 25, 2003.

Transitional Small Business Disclosure Format (Check one):      Yes [ ]     No [X]

PART I

Item 1. Financial Statements

Our consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

It is the opinion of management that the consolidated interim financial statements for the quarter ended July 31, 2003 include all adjustments necessary in order to ensure that the consolidated financial statements are not misleading.
Storage Alliance Inc.
Consolidated Financial Statements
For the nine-month periods ended
July 31, 2003 and 2002
(Unaudited - Amounts expressed in US dollars)
Contents
Consolidated Financial Statements
Balance Sheets
Statements of Operations
Statements of Cash Flows
Statements of Comprehensive Loss
Statements of Changes in Stockholders' Equity
Notes to Financial Statements

Storage Alliance Inc.
Consolidated Balance Sheets
(Amounts expressed in US dollars)

	July 31	October 31
	2003	2002
Assets	(Unaudited)

Current
Cash and cash equivalents (Note 3)	$249,865	$-
Accounts receivable (net of allowance of $12,952 and $100,000)	12,369	16,139
Investment tax credits refundable	58,955	57,780
Prepaid expense	12,958	7,055
Total current assets	334,147	80,974
Property and equipment, net of accumulated depreciation	105,784	44,593
Goodwill (Note 4)	1,020,165	1,020,165
Total Assets	$1,460,096	$1,145,732
Liabilities and Stockholders' Equity
Liabilities
Current
Bank indebtedness	$6,633	$455
Accounts payable and accrued liabilities	121,621	285,741
Total current liabilities	128,254	286,196
Stockholders' equity
Capital stock (Note 5)
Authorized
100,000,000 common shares, par value of
$0.0001 per share
Issued
12,321,987 (October 31, 2002 - 10,000,000)
common shares	1,232	1,000
Additional paid-in capital	2,626,188	1,003,650
Shares to be issued (Note 5(b))	-	235,050
Other comprehensive loss - cumulative translation adjustment	(35,750)	(7,799)
Accumulated deficit	(1,259,828)	(372,365)
Total stockholders' equity	1,331,842	859,536
Total Liabilities and Stockholders' Equity	$1,460,096	$1,145,732
The accompanying notes are an integral part of these consolidated financial statements.
Storage Alliance Inc.
Consolidated Statements of Operations
(Amounts expressed in US dollars)
(Unaudited)
	Three Months Ended			Nine Months Ended
	July 31			July 31

	2003	2002 (1)	2002 (2)	2003	2002 (1)	2002 (2)
Revenue
Application hosting	$-	$65,276	$-	$78,969	$93,723	$-
Less: direct costs	15,515	21,439	-	27,106	48,423	-
Gross profit (loss)	(15,515)	43,837	-	51,863	45,300	-
Expenses
Depreciation	1,290	1,644	-	14,870	6,822	-
General and administrative expenses (Note 9)	360,960	104,592	-	934,863	510,944	-
	362,250	106,236	-	949,733	517,766	-
Loss from operations	(377,765)	(62,399)	-	(897,870)	(472,466)	-
Interest income (expense), net	2,132	(698)	-	10,407	(1,807)	-
Loss from continuing operations	(375,633)	(63,097)	-	(887,463)	(474,273)	-
Loss from discontinued operations	-	-	(1,118)	-	-	(34,176)
Net loss for the period	$(375,633)	$(63,097)	$(1,118)	$(887,463)	$(474,273)	$(34,176)
Basic and diluted loss per share
- from continuing operations	$(0.03)	$(512.98)	$-	$(0.08)	$(3,855.88)	$-
- discontinued operations	-	-	-	-	-	-
- after discontinued operations	$(0.03)	$(512.98)	$-	$(0.08)	$(3,855.88)	$-
Weighted average number of shares
outstanding	11,863,249	123	16,080,278	11,243,565	123	16,000,833
(1)	Represents the results of operations of Storage Alliance (Alberta) Inc. (predecessor company).
(2)	Represents the results of operations of Storage Alliance Inc. (formerly Cascadia Capital Corp., the successor company).
The accompanying notes are an integral part of these consolidated financial statements.
Storage Alliance Inc.
Consolidated Statements of Cash Flows
(Amounts expressed in US dollars)
(Unaudited)

	Nine Months Ended
	July 31

	2003	2002 (1)	2002 (2)
Cash used in operating activities
Net loss for the period	$(887,463)	$(474,273)	$(34,176)
Adjustments to reconcile net loss for the period to cash
used in operating activities for:
Allowance for doubtful accounts	12,952	73,058	-
Depreciation	14,870	6,822	-
Common stock issued for mineral property	-	-	25,000
Stock option compensation	59,170	-	-
(Increase) decrease in assets
Accounts receivable	5,671	5,477	-
Investment tax credits refundable	5,296	-	-
Prepaid expenses	(5,072)	1,048	-
Increase (decrease) in liabilities
Accounts payable and accrued liabilities	(197,885)	133,448	(925)
	(992,461)	(254,420)	(10,101)
Cash provided by financing activities
Shareholder loan	-	276,257	-
Bank indebtedness	3,979	(10,379)	-
Net proceeds on shares issued	1,328,550	-	-
	1,332,529	265,878	-
Cash used in investing activity
Acquisition of property and equipment	(69,822)	(11,458)	-
Increase (decrease) in cash and cash equivalents	270,246	-	(10,101)
Effect of foreign exchange on cash and cash equivalents	(20,381)	-	-
Cash and cash equivalents, beginning of period	-	-	28,880
Cash and cash equivalents, end of period	$249,865	$-	$18,779
Supplemental Information (Note 6)
(1)	Represents the cash flows of Storage Alliance (Alberta) Inc. (predecessor company)
(2)	Represents the cash flows of Storage Alliance Inc. (formerly Cascadia Capital Corp., the successor company).
The accompanying notes are an integral part of these consolidated financial statements.

Storage Alliance Inc.
Consolidated Statements of Comprehensive Loss
(Amounts expressed in US dollars)
(Unaudited)
	Three Months Ended			Nine Months Ended
	July 31			July 31

	2003	2002 (1)	2002 (2)	2003	2002 (1)	2002 (2)
Net loss for the period	$(375,633)	$(63,097)	$(1,118)	$(887,463)	$(474,273)	$(34,176)
Other comprehensive income (loss)
Cumulative translation adjustment	(16,166)	(9,610)	-	(27,951)	11,753	-
Comprehensive loss for the period	$(391,799)	$(72,707)	$(1,118)	$(915,414)	$(462,520)	$(34,176)
(1)	Represents the results of comprehensive loss of Storage Alliance (Alberta) Inc. (predecessor company).
(2)	Represents the results of comprehensive loss of Storage Alliance Inc. (formerly Cascadia Capital Corp., the successor company).
The accompanying notes are an integral part of these consolidated financial statements.

Storage Alliance Inc.
Consolidated Statements of Changes in Stockholders' Equity
(Amounts expressed in US dollars)
(Unaudited)

			Additional	Shares	Other
	Common Shares		Paid-in	to be	Comprehensive	Accumulated
	Shares	Amount	Capital	Issued	Loss	Deficit	Total
Balance, October 31, 2002	10,000,000	$1,000	$1,003,650	$235,050	$(7,799)	$(372,365)	$859,536
Issued for private placement (Note 5(b)(i))	470,000	47	235,003	(235,050)	-	-	-
Issued for private placement (Note 5(b)(ii))	623,810	62	654,938	-	-	-	655,000
Issued for private placement, net of share issuance costs (Note 5(b)(iii))	1,228,177	123	673,427	-	-	-	673,550
Stock option compensation (Note 7)	-	-	59,170	-	-	-	59,170
Currency translation adjustment	-	-	-	-	(27,951)	-	(27,951)
Net loss for the period	-	-	-	-	-	(887,463)	(887,463)
Balance, July 31, 2003	12,321,987	$1,232	$2,626,188	$-	$(35,750)	$(1,259,828)	$1,331,842
The accompanying notes are an integral part of these consolidated financial statements.

Storage Alliance Inc.
Notes to Consolidated Financial Statements
(Amounts expressed in US dollars)
(Unaudited)
July 31, 2003 and 2002
1.	Nature of Business and Ability to Continue Operations

Storage Alliance Inc. ("the Company") (formerly Cascadia Capital Corporation) ("Cascadia") was incorporated on October 29, 1999 under the laws of the State of Nevada to engage in any lawful business or activity for which operations may be organized under the laws of the State of Nevada. The Company was in the business of exploration and development of mineral properties with minimal operations. During its 2002 fiscal year the Company abandoned its mineral properties which are reflected as discontinued operations and as a result of the acquisition discussed below, ceased to be an exploration stage company. For financial statement purposes Storage Alliance Inc. subsequently renamed Storage Alliance (Alberta) Inc., (the acquired subsidiary) is the predecessor company.

On September 19, 2002, the Company acquired Storage Alliance (Alberta) Inc. through the issuance of 1,000,000 common shares (Note 4). The Company changed its name and now operates under the name of Storage Alliance Inc. Storage Alliance (Alberta) Inc. was incorporated as a provider of availability infrastructure, infrastructure and storage management services to the business marketplace. Currently, all of the Company's customers are located in Canada.

On August 29, 2003, the Company completed the purchase of certain assets, including proprietary software, of EAESW, Inc. doing business as Strata Web Systems Ltd. ("Strata Web") for cash consideration of approximately $62,500 (CDN$87,000 based on the exchange rate on the transaction date) (Note 10). The Company plans to enhance its product base with the aquired assets and to continue to provide services to the existing clients of Strata Web.

These consolidated financial statements have been prepared using United States generally accepted accounting principles that are applicable to a going concern. The Company incurred a loss of $887,463 in the nine-month period ended July 31, 2003 and had an accumulated deficit of $1,259,828 at July 31, 2003. The ultimate recovery of the Company's assets and continuation of the business are dependent on the Company, after an expected period of initial losses, achieving and maintaining profitability which is dependant on market conditions, successful rollout of the Company's business plan and the ability to obtain adequate financing to meet capital and operational requirements. Management's plan to continue as a going concern include the current pilot hosting of digital seismic information, enhancements to the Company's products, the addition of new hosting clients and the pursuit of strategic alliances. The Company anticipates requiring $1,000,000 to $1,250,000 for operations to pursue its plans and goals for the year ended October 31, 2003. The Company must supplement shortfalls in operational cash flow with additional debt or equity financing. During the nine-month period ended July 31, 2003, the Company received net proceeds from two private placement financings totaling $1,328,550. Management anticipates that the funds from these private placements will be sufficient to satisfy the Company's cash requirements for the balance of the year ended October 31, 2003. However, additional capital will be required for 2004 and management cannot provide any assurances that actual cash requirements will not exceed the Company's estimates or the Company will be successful in any of its plans of operations.

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

Storage Alliance Inc.
Notes to Consolidated Financial Statements
(Amounts expressed in US dollars)
(Unaudited)
July 31, 2003 and 2002
1.	Nature of Business and Ability to Continue Operations - Continued

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

2.	Accounting Policies
	a)	Stock-Based Compensation

The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") to account for stock options granted to non-employees using the fair value based method prescribed in SFAS 123. Stock-based compensation for non-employees is re-measured quarterly until such options vest.

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

SFAS No. 123 requires the Company to provide pro-forma information regarding net income as if compensation cost for the stock options granted to the Company's employees had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company does not plan to adopt the fair value method of accounting for stock-based compensation awarded to employees. Consequently, related pro-forma information as described in SFAS No. 123 has been disclosed below in accordance with SFAS No. 148 using factors set out in Note 7.

Storage Alliance Inc.
Notes to Consolidated Financial Statements
(Amounts expressed in US dollars)
(Unaudited)
July 31, 2003 and 2002
2.	Accounting Policies - Continued
		For the	For the
		three-month	nine-month
		period ended	period ended
		July 31	July 31
		2003	2003
	Net loss, as reported	$(375,633)	$(887,463)
	Add: Stock-based compensation expense included
	in reported net loss	20,417	52,828
	Deduct: Total stock-based compensation expense
	determined under fair-value based method	(53,226)	(138,247)
	Pro-forma net loss	$(408,442)	$(972,882)
	Loss per share:
	Basic and diluted - as reported	$(0.03)	$(0.08)
	Basic and diluted - pro-forma	$(0.03)	$(0.09)
	The weighted average fair value of the options granted to employees during the nine-month period ended July 31, 2003 was $0.64 per option estimated using the factors set out in Note 7.
	b)	Provision for Doubtful Accounts

Included in accounts receivable as at July 31, 2003 is $12,952 (October 31, 2002 - $100,000) of provision of doubtful accounts due from customers for services rendered in connection with hosting. The provision for the year ended October 31, 2002 was due from a customer who the Company had filed a lawsuit seeking payment of outstanding amounts to which the customer has counterclaimed. During the current period, this claim was settled with the Company receiving a payment of approximately $70,000 (CDN$99,000) (Note 8). Other receivables are reviewed for collectibility on an account by account basis with any provision set up based on, various considerations, including economic indicators.

	c)	Comparative Amounts
		Certain comparative amounts have been reclassified to conform with the current period's presentation.

Storage Alliance Inc.
Notes to Consolidated Financial Statements
(Amounts expressed in US dollars)
(Unaudited)
July 31, 2003 and 2002
2.	Accounting Policies - Continued
	d)	New Accounting Pronouncement

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

On May 15, 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the balance sheet. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS No. 150 affects an entity's classification of the following freestanding instruments: a) Mandatory redeemable instruments b) Financial instruments to repurchase an entity's own equity instruments c) Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments d) SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003.

The implementation of these new standards did not have a material effect on the Company's financial statements
3.	Cash and Cash Equivalents

The balance as at July 31, 2003 consists of the principal of two redeemable term deposits each earning interest at 2.75% per annum. One of the term deposit matured on August 18, 2003 and the other deposit will mature on September 24, 2003.

4.	Business Combination

In September 2002, Cascadia effected the purchase of all the shares of Storage Alliance (Alberta) Inc. via the issuance of 1,000,000 shares of Cascadia to DKJ Technologies Inc. at a value of $0.35/share which represents quoted market prices at the date the transaction was publicly announced. In conjunction with this acquisition, Cascadia assumed the Storage Alliance (Alberta) Inc. loans, except for the loan to parent of $606,000 which was forgiven prior to the acquisition.

Storage Alliance Inc.
Notes to Consolidated Financial Statements
(Amounts expressed in US dollars)
(Unaudited)
July 31, 2003 and 2002
4.	Business Combination - Continued

The acquisition of Storage Alliance (Alberta) Inc. has been accounted for by the purchase method, with Cascadia being the acquirer, based on the fair values of the assets or liabilities acquired, as follows:

		Book	Fair
		Value	Value	Discrepancy
	Current assets	$242,348	$242,348	$-
	Current liabilities	(956,900)	(956,900)	-
	Negative working capital	(714,552)	(714,552)	-
	Property and equipment	44,387	44,387	-
	Goodwill	-	1,020,165	1,020,165
	Net assets acquired	$(670,165)	$350,000	$1,020,165
	Purchase price being the value attributed to the
	shares acquired	$350,000	$350,000	$-

5.	Capital Stock
	a)

On February 18, 2002, the Company forward split its stock on a 3.25:1 basis. Accordingly all references to the number of common shares and per share data in the accompanying financial statements have been adjusted to reflect the stock split on a retroactive basis.

	b)	Shares Issued
	i)	On September 19, 2002, the Company received proceeds from a private placement for 470,000 common shares totaling $235,050. The common shares were issued on March 10, 2003.
	ii)

On January 29, 2003, the Company entered into stock subscription agreements for a private placement of 623,810 common shares at $1.05 per share for total consideration of $655,000. The common shares were issued on February 5, 2003.

Storage Alliance Inc.
Notes to Consolidated Financial Statements
(Amounts expressed in US dollars)
(Unaudited)
July 31, 2003 and 2002
5.	Capital Stock - Continued
iii)

On May 14, 2003, the Company entered into a private placement with one accredited investor for an aggregate of up to $800,000, which was reduced to $735,000 (due to contractual limitations on the amount of shares this investor could own), of its common stock and share purchase warrants to acquire an additional 350,000 shares. The private placement closed in two tranches. The first tranche of $400,000 closed on May 14, 2003 and involved the issuance of 588,235 shares of common stock and share purchase warrants to acquire an additional 350,000 shares of common stock. The share purchase warrants were immediately exercisable, have an exercise price of $0.88 and expire on May 14, 2006. The common stock was issued on May 28, 2003. On June 24, 2003, 639,942 shares of common stock were issued for gross proceeds of $335,000.

In connection with this private placement, the Company paid placement fees of 7% of the aggregate gross proceeds totaling $51,450 to two independent financial advisors. The Company also paid $10,000 to the investor's attorney to cover the investor's legal costs. Share issue costs totaling $61,450 were charged as reductions to the gross proceeds of the private placement.

In addition to the placement fees, 40,000 fully exercisable warrants were issued to one of the independent financial advisor noted above for services provided in connection with the private placement. Each warrant entitles the holder to purchase one common share of the Company at $1 per share for a three-year period ending June 2, 2006. The fair value of each warrant was $0.46 and was calculated using the following assumptions: No dividends. The US Treasury rate for the period equal to the expected life of the options (5.0%) was used as the risk-free rate. The volatility used was 151%. The expected life of 3 years was used.

	c)	Options

Prior to November 1, 2002, there were no options or warrants outstanding. During the nine-month period ended July 31, 2003, 1,160,000 options were granted to employees, consultants and directors of the Company exercisable into shares of the Company at a weighted average exercise price of $0.61 per share. These options vest 1/3 one year from the date of grant with 1/2 of the remainder vesting annually thereafter. The options expire between September 20, 2006 and January 7, 2007. As at July 31, 2003, there were no options exercisable. Compensation expense in connection with options granted is set out in Note 7.

Storage Alliance Inc.
Notes to Consolidated Financial Statements
(Amounts expressed in US dollars)
(Unaudited)
July 31, 2003 and 2002
6.	Statement of Cash Flows
Supplemental Information
Nine Months Ended
July 31
		2003	2002 (1)	2002 (2)
	Interest paid	$2,027	$1,807	$-
	Income taxes paid	$-	$-	$-
	a)	Compensation expense of $59,170 (Note 7) was recognized in the nine-month period ended July 31, 2003.
b)

During the nine-month period ended July 31, 2002, the successor company issued 162,500 common shares at approximately $0.15 per share as partial payment for its interest in a mineral property which was abandoned in the year ended October 31, 2002.

	(1)	Represents cash flows of Storage Alliance (Alberta) Inc. (predecessor company).
	(2)	Represents cash flows of Storage Alliance Inc. (formerly Cascadia Capital Corp., the successor company).
7.	Stock Option Compensation
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

For the nine-month period ended July 31, 2003, compensation expense of $52,828 was recognized in respect of 1,110,000 options granted to employees having an exercise price less than the trading value of the underlying common shares on the grant date. Total compensation to be recognized over the vesting periods of options granted to employees is approximately $237,000, leaving $184,172 of compensation expense still to be recognized.

Storage Alliance Inc.
Notes to Consolidated Financial Statements
(Amounts expressed in US dollars)
(Unaudited)
July 31, 2003 and 2002
7.	Stock Option Compensation - Continued
Non-employees

SFAS No. 123, "Accounting for Stock-Based Compensation," requires the Company to record compensation costs for the Company's stock options and other stock awards granted to consultants determined in accordance with the fair value based method prescribed in SFAS No. 123. Unvested stock options are measured quarterly for the purpose of determining stock option compensation.

For the nine-month period ended July 31, 2003, compensation expense of $6,342 was recognized in respect of the 50,000 options granted to non-employees based on the fair value attributable to these options. Fair value of the options was $0.64 per option estimated using the Black-Scholes option pricing model using the following assumptions: No dividends. The US Treasury rate for the period equal to the expected life of the options (5.0%) was used as the risk-free rate. The volatility used was 151%. The value is recognized over the vesting terms of the options which is the expected life of 3 years.

8.	Contingent Liabilities

On February 5, 2003, the Company commenced a lawsuit in the Alberta Court of Queen's Bench, Judicial District of Calgary, against International Datashare Corporation seeking payment for services rendered to International Datashare pursuant to a LinkPort Application Hosting Services Agreement, dated May 1, 2002. The Company claimed $159,000 (CDN$246,455) plus interest and costs. On February 27, 2003, International Datashare filed a statement of defence and a counterclaim.

On April 22, 2003, a settlement was reached where the Company received approximately $70,000 (CDN$99,000) in payment for all outstanding receivables.
9.	Research and Development

Research and development costs are expensed as incurred. During the nine-month period ended July 31, 2003, an estimated $260,000 (predecessor, July 31, 2002 - $146,000) was incurred on research and development.

Storage Alliance Inc.
Notes to Consolidated Financial Statements
(Amounts expressed in US dollars)
(Unaudited)
July 31, 2003 and 2002
10.	Subsequent Event

On August 29, 2003, the Company completed the purchase of certain property and assets, including proprietary software, goodwill and customer lists of Strata Web for cash consideration of approximately $62,500 (CDN$87,000). Strata Web carries on an internet and intranet mapping and information management software business. The acquisition will be accounted for in the Company's fourth quarter.

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

General Overview

We were incorporated in the state of Nevada on October 29, 1999. Since our incorporation, we were in the business of the exploration and development of mineral properties. Our mining properties consisted of a placer claim and two blocks of hardrock mineral claims. We had completed some exploration on both of our properties but decided to abandon further exploration after the acquisition of Storage Alliance (Alberta) Inc. These operations are reflected as discontinued operations in the financial statements.

Effective September 19, 2002, we acquired 100% of the issued and outstanding shares of Storage Alliance (Alberta) Inc., a company incorporated in the Province of Alberta, Canada. Effective on November 12, 2002, we changed our name from Cascadia Capital Corporation to Storage Alliance Inc. to reflect the operations of this newly acquired business.

In our business, we design, market and deploy content and storage management solutions and professional services for customers in the petroleum exploration and production and other data-intensive industries. Our data storage and content management solutions protect and manage seismic and related petroleum exploration and production data and delivers this data with analytical software applications and tools. This past quarter has seen increased development activities associated with our newest service offering, ProspectOasis, which is an online listing directory of oil and gas prospects and production properties. The website, www.prospectoasis.com, allows petroleum companies to list for sale oil and gas prospects and production properties.

On August 29, 2003, we completed the purchase of certain assets of EAESW, Inc. doing business as Strata Web Systems for cash consideration of CDN$87,000 (approximately $62,500). We view this purchase as a strategic acquisition because we have acquired a valuable and proprietary software solution which will be a significant component and enhancement to our ProspectOasis service offering. We expect that this purchase has saved our company approximately 12-16 months of research and development time and expenditures, which we estimate at $600,000, which we would have incurred to develop a similar software solution in-house. We expect that commencing in September, 2003 we will generate revenues from continuing service to some of Strata Web's existing client base, including Talisman Energy and TransCanada Pipelines.

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

General - Explanation of Comparative Periods

On May 14, 2003, we sold to one accredited investor an aggregate of up to $800,000 of our shares of our common stock and share purchase warrants to acquire an additional 350,000 shares of our common stock in a private placement relying on the exemption from the registration requirements of the Securities Act provided by Rule 506 of Regulation D and/or Section 4(2) of the Securities Act. The private placement closed in two tranches. The first tranche of $400,000 closed on May 14, 2003 and involved the issuance of 588,235 shares of our common stock and share purchase warrants to acquire an additional 350,000 shares of our common stock. The share purchase warrants have an exercise price of $0.88 and expire on May 14, 2006. The second tranche ended up being $335,000 (due to contractual limitations on the amount of shares this investor could own) and closed on June 24 and involved the issuance of 639,942 shares of our common stock at $0.52 per share.

On June 2, 2003, we issued to an independent financial advisor, J.P. Carey Securities Inc., share purchase warrants to purchase an aggregate of up to 40,000 shares of common stock for services provided in connection with the private placement described above. The warrants have an exercise price of $1.00 per share and expire on June 2, 2006. The warrants were issued in a private placement relying on the exemption from the registration requirements of the Securities Act provided by Rule 506 of Regulation D and/or Section 4(2) of the Securities Act.

As we acquired Storage Alliance (Alberta) effective on September 19, 2002, our financial statements included the financial results of Storage Alliance (Alberta) for the nine month period ended July 31, 2003. Since we have abandoned our previous mineral exploration business and are continuing only with the business of Storage Alliance (Alberta), we have focussed our discussion of the results of the operations of Storage Alliance (Alberta) for the nine month periods ended July 31, 2003 and 2002.

RESULTS OF OPERATIONS

Three Months ended July 31, 2003 and July 31, 2002 of Storage Alliance (formerly Cascadia Capital Corporation)

The discussion comparing the results of operation of our company for the three months ended July 31, 2003 to the comparative 2002 period has not been included as it is not meaningful. Fluctuations between the periods are entirely due to the acquisition of our subsidiary in September 2002 and operations of our company prior to that time are reflected as discontinued operations. The discussion set out below compares the results of operations for the three months ended July 31, 2003 to the results of operations of our subsidiary (the predecessor company) for the three months ended July 31, 2002.

Three Months ended July 31, 2003 of Storage Alliance compared to the Quarter Ended July 31, 2002 of Storage Alliance (Alberta)

The following discussion relates to the operations of Storage Alliance for the quarter ended July 31, 2003 as compared to the operations of Storage Alliance (Alberta) (the predecessor business) for the quarter ended July 31, 2002. Our net loss for the three months ended July 31, 2003 was $375,633 as compared to $63,097 for the similar period in 2002 of Storage Alliance (Alberta).

Revenues and Gross Profits

Gross revenues for the three months ended July 31, 2003 were $Nil compared to $65,276 for the three months ended July 31, 2002. This decease of $65,276 or 100%, was a result of the termination of our contractual relationship with International Datashare and the focus of our management on the acquisition of Strata Web. Direct costs were $15,515 leaving a gross loss of $(15,515) for the quarter ended July 31, 2003 compared to direct costs of $21,439 and a gross profit of $43,837 for the quarter ended July 31, 2002. Substantially, most of our revenues for the quarter ended July 31, 2002, were generated from the sale of our LinkPort™ application hosting service. Direct costs consist mainly of fixed costs incurred for operating product servers for the LinkPort hosting services and the ProspectOasis™ online listing directory. The amount of fixed costs included in direct costs for the quarter ended July 31, 2003 was $18,902 as compared to $21,061 for the similar period in 2002.

Expenses

Total expenses were $362,250 for the quarter ended July 31, 2003 compared to $106,236 for the quarter ended July 31, 2002 an increase of $256,014 or 241%. General and administrative expenses were $360,960 for the quarter ended July 31, 2003 compared to $104,592 for the quarter ended July 31, 2002. The increase was a result of additional accounting and legal costs for regulatory filings associated with the acquisition, some post acquisition closing costs for shareholder disclosure and mailings and investment relations support as well as the additional salary of our Executive Vice-President and Chief Operating Officer. Also included in general administrative expenses is approximately $96,000 pertaining to research and development, a $83,000 increase over the similar period in 2002. General and administrative expenses are expected to increase in the next year from the level of expense incurred in the year due to the additional operation expenses associated with Storage Alliance (Alberta).

Depreciation expense was $1,290 for the quarter ended July 31, 2003 compared to $1,644 for the quarter ended July 31, 2002. The increase was mainly due to a lower depreciation basis than the similar period in 2002.

Nine Months ended July 31, 2003 and July 31, 2002 of Storage Alliance (formerly Cascadia Capital Corporation)

The discussion comparing the results of operation of our company for the nine months ended July 31, 2003 to the comparative 2002 period has not been included as it is not meaningful. Fluctuations between the periods are entirely due to the acquisition of our subsidiary in September 2002 and operations of our company prior to that time are reflected as discontinued operations. The discussion set out below compares the results of operations for the nine months ended July 31, 2003 to the results of operations of our subsidiary (the predecessor company) for the nine months ended July 31, 2002.

Nine Months ended July 31, 2003 of Storage Alliance compared to the Nine Months Ended July 31, 2002 of Storage Alliance (Alberta)

The following discussion relates to the operations of Storage Alliance for the nine months ended July 31, 2003 as compared to the operations of Storage Alliance (Alberta) (the predecessor business) for the nine months ended July 31, 2002. Our net loss for the nine months ended July 31, 2003 was $887,463 as compared to $474,273 for the similar period in 2002 of Storage Alliance (Alberta).

Revenues and Gross Profits

Gross revenues for the nine months ended July 31, 2003 were $78,969 compared to $93,723 for the nine months ended July 31, 2002. This decrease of $14,754 or 16%, was a result of the termination of our contractual relationship with International Datashare and the focus of our management on the acquisition of Strata Web. Direct costs were $27,106 leaving a gross profit of $51,863 for the nine months ended July 31, 2003 compared to direct costs of $48,423 and a gross profit of $45,300 for the nine months ended July 31, 2002. Substantially, most of our revenues were generated from the sale of our LinkPort™ application hosting service.

Expenses

Total expenses were $949,733 for the nine months ended July 31, 2003 compared to $517,766 for the nine months ended July 31, 2002 an increase of $431,967 or 83%. General and administrative expenses were $934,863 for the nine months ended July 31, 2003 compared to $510,944 for the nine months ended July 31, 2002. The increase was a result of additional accounting and legal costs for regulatory filings associated with the acquisition, some post acquisition closing costs for shareholder disclosure and mailings and investment relations support as well as the additional salary of our Executive Vice-President and Chief Operating Officer. Also included in general administrative expenses is approximately $260,000 pertaining to research and development, a $114,000 increase over the similar period in 2002. General and administrative expenses are expected to increase in the next year from the level of expense incurred in the year due to the additional operation expenses associated with Storage Alliance (Alberta).

Depreciation expense was $14,870 for the nine months ended July 31, 2003 compared to $6,822 for the nine months ended July 31, 2002. The increase was mainly due to additional costs incurred for the acquisition of computer hardware. We also earned $10,407 of interest income in the nine months ended July 31, 2003 (2002 - interest expense $1,807) due to proceeds received from private placements in the most recent quarter.

LIQUIDITY AND CAPITAL RESOURCES

Three and Nine Months ended July 31, 2003

The following discussion relates to Storage Alliance and our predecessor, Storage Alliance (Alberta).

We have continued to finance our activities primarily through the issuance and sale of our equity securities. We have incurred recurring losses from operations in each year since inception and our current liabilities exceed our current assets. Our net loss for the quarter ended July 31, 2003 was $375,633 compared to a loss incurred by our subsidiary (the predecessor company) of $63,097 for the quarter ended July 31, 2002 and $293,945 for the year ended October 31, 2002. As of July 31, 2003, we had an accumulated deficit of $1,259,828 and we had working capital of $205,893.

Our cash position at July 31, 2003 was $249,865 and at October 3l, 2002 was $nil. Our net inflow of cash of $249,865 in the nine months ended July 31, 2003 primarily related to operating and financing activities. During the nine months ended July 31, 2003, we used $992,461 in operating activities, primarily related to our loss for the period ended July 31, 2003 of $887,463. Additionally, we reduced our accounts payable and accrued liabilities by $197,885 using the cash proceeds received from stock subscriptions during the period. Our net loss of $887,463 for the nine-month period ended July 31, 2003 includes non-cash charges of $12,952 for allowance for doubtful accounts, $14,870 for depreciation and $59,170 in respect of stock option compensation. During our subsidiary's comparative period in 2002, cash flows used in operating activities totaled $254,420 largely financed with shareholder loans during the period. The negative cash flows of our subsidiary in 2002 resulted from a loss from operations of $474,273 less the deferral of payment of certain liabilities totaling $133,448 and the collection of accounts receivable of $5,477.

Cash provided by financing activities for the nine months ended July 31, 2003 was $1,332,529 which mainly consisted of the net proceeds from several private placements. In February, 2003, we issued a total of 623,810 shares of our common stock at a price of $1.05 per share for total gross proceeds of $655,000. In May, 2003, we issued to one accredited investor an aggregate of up to $800,000 of our shares of our common stock and share purchase warrants to acquire an additional 350,000 shares of our common stock in a private placement. This private placement closed in two tranches. The first tranche of $400,000 closed on May 14, 2003 and involved the issuance of 588,235 shares of our common stock at $0.68 per share and share purchase warrants to acquire an additional 350,000 shares of our common stock. The share purchase warrants have an exercise price of $0.88 and expire on May 14, 2006. The second tranche ended up being $335,000 (due to contractual limitations on the amount of shares this investor could own) and closed on June 24, 2003 and involved the issuance of 639,942 shares of our common stock at $0.55 per share. Share issuance costs of $61,450 were charged as reductions to the gross proceeds of the private placements.

To preserve cash flow, we use stock options to compensate key employees, directors and consultants. At July 31, 2003 no stock options were exercisable. Cash provided by financing activities in the comparative 2002 period totaled $265,878 consisting of $276,257 of advances from the subsidiary's former shareholder and a bank overdraft of $10,329.

Cash used to acquire fixed assets for the nine months ended July 31, 2003 was $69,822. Our subsidiary acquired fixed assets totaling $11,458 in the comparative period in 2002.

Known Trends and Uncertainties

Substantially all of our revenues to date have been generated from our largest customer, International Datashare Corporation. International Datashare accounted for 100% of our revenues for the year ended October 31, 2002, nil% of our revenues for the three months ended July 31, 2003 and 80% of our revenues for the nine months ended July 31, 2003 and nil% of our subsidiary's for the corresponding periods in 2002. As International Datashare failed to pay its invoices on a timely basis, we commenced a lawsuit in February 2003 for payment of our outstanding invoices. In April 2003, we settled the lawsuit but International Datashare is no longer a client of our company and there we will no longer generate any revenues from International Datashare. As a result, our revenues for the quarters ended April 30, 2003 and July 31, 2003 decreased significantly compared to the comparative periods in 2002. In order to negate this decrease in revenues, we continued to develop and launched our ProspectOasis website which we expect to begin to generate revenues in the last quarter of our fiscal year. In addition, we expect that our recent acquisition of the assets of Strata Web should result in the immediate generation of revenues for our company. Despite our efforts to diversify our business, and reduce our reliance on any one significant customer, if we are unable to identify and retain other significant clients or significantly diversify our customer base, then we may not be able to generate any significant amount of revenues.

Future Operations

Presently, we have not generated regular or continued revenues sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue into fiscal 2003. Management has projected that we will require $1.0 to $1.25 million to fund our ongoing operating expenses, working capital requirements for the year ended October 31, 2003, broken down as follows:

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

As at October 31, 2002, we had a working capital deficiency of $205,222. In January, 2003, we effected an equity private placement of $655,000 and on May 14, 2003 we effected an equity private placement for gross proceeds of $800,000 which was reduced to $735,000 (due to contractual limitations on the amount of shares this investor could own), $400,000 of which was advanced to us on May 14, 2003 and $335,000 was advanced on June 24, 2003. Share issuance costs of $61,450 were charged as reductions to the gross proceeds of the private placements. These funds will enable us to address current payables, continue with the support of existing clients and sales and marketing activity connected with the continued rollout of LinkPort™ application hosting and the launch of our ProspectOasis™ online listing directory. We anticipate that these funds will be sufficient to satisfy our cash requirements for the year ended October 31, 2003. However, additional capital will be required for 2004.

On August 29, 2003, we completed the purchase of certain assets of EAESW, Inc. doing business as Strata Web Systems for cash consideration of CDN$87,000 (approximately $62,500). We view this purchase as a strategic acquisition because we have acquired a valuable and proprietary software solution which will be a significant component and enhancement to our ProspectOasis service offering. We expect that commencing in September, 2003 we will generate revenues from continuing service to some of Strata Web's existing client base, including Talisman Energy and TransCanada Pipelines.

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

On May 15, 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the balance sheet. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS No. 150 affects an entity's classification of the following freestanding instruments: a) Mandatory redeemable instruments b) Financial instruments to repurchase an entity's own equity instruments c) Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments d) SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003.

The implementation of these standards has no material effect on our financial statements.

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

Revenue Recognition and Provision for Doubtful Accounts

Revenue from hosting, including non-refundable fees received up front, is recognized as the service is provided. Revenue from consulting fees are recognized as the services are provided. A provision for doubtful debts has previously been recorded equal to the full amount of the International Datashare Corporation receivable balance in dispute due to concerns over full collection given the litigation. During the three months ended July 31, 2003, we received and recognized recovery of bad debt expenses of approximately $70,000 (CDN$99,000) from International Datashare as a result of the settlement of the lawsuit with International Datashare. Other receivables are reviewed for collectibility on an account by account basis with any provision set up based on considerations including economic indicators.

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

To July 31, 2003, no write-downs of goodwill were recorded in our financial statements. As there are no intangibles in the Company and no other intangibles recorded, there is no impact on the adoption of SFAS 142 for intangible assets.

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

Sales of a substantial number of shares of our common stock in the public market could cause a reduction in the market price of our common stock. We had 12,321,987 shares of common stock issued and outstanding as of August 25, 2003. We recently filed a registration statement with the Securities and Exchange Commission that was declared effective on June 16, 2003, which allows for the selling stockholders named in the registration statement to resell up to 3,602,045 shares of our common stock. As a result of such registration statement, a substantial number of our shares of common stock may be issued and may be available for immediate resale, which could have an adverse effect on the price of our common stock.

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

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We incurred a loss of $293,945 for the year ended October 31, 2002 and $887,463 for the nine months ended July 31, 2003. Not included in the loss for the year ended October 31, 2002 is the loss that our subsidiary incurred for the period from January 1, 2002 to September 18, 2002 (immediately preceding the acquisition date) of $463,531. As of October 31, 2002, we had a working capital deficiency of $(205,222) and as at July 31, 2003 we had a working capital of $205,893. We do not expect positive cash flow from operations in the near term. During January and July, 2003, we received an aggregate of $1,328,550 gross proceeds from two private placement financings in which we sold shares and share purchase warrants. We have estimated that we will require between $1.0 and $1.25 million to carry out our business plan in the year ended October 31, 2003. We anticipate that the funds we have raised in the last two private placements will be sufficient to satisfy our cash requirements for the balance of the year ended October 31, 2003. Additional capital will be required for 2004. However, there is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

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

Since inception through October 31, 2002, we have incurred aggregate losses of $372,365. Our loss from operations for the fiscal year ended October 31, 2002 was $293,945 and our loss was for the nine months ended July 31, 2003 was $887,463. Our subsidiary had incurred aggregate losses of $1,431,014 from inception through the acquisition date, including a loss for the period from January 1, 2002 to the acquisition date (September 19, 2002) of $463,531. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will purchase our services, the size of customers' purchases, the demand for our services, and the level of competition and general economic conditions. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our normal operations, then we may be forced to scale down or even close our operations.

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

We currently hold the Internet domain names "storagealliance.com", "prospectoasis.com" and "strataweb.com". The acquisition and maintenance of domain names generally is regulated by governmental agencies and their designees. The regulation of domain names in the United States and in foreign countries is subject to change. As a result, we may be unable to acquire or maintain relevant domain names in all countries in which we intend to conduct business. This could impair our efforts to build brand recognition and to increase traffic to our websites. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of July 31, 2003, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president. Based upon that evaluation, our company's president a concluded that our company's disclosure controls and procedures are effective. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls, during the quarter ended July 31, 2003.

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

Item 2. Changes in Securities.

Recent Sales of Unregistered Securities

On May 14, 2003, we sold to one accredited investor an aggregate of up to $800,000 of our shares of our common stock and share purchase warrants to acquire an additional 350,000 shares of our common stock in a private placement relying on the exemption from the registration requirements of the Securities Act provided by Rule 506 of Regulation D and/or Section 4(2) of the Securities Act. The private placement closed in two tranches. The first tranche of $400,000 closed on May 14, 2003 and involved the issuance of 588,235 shares of our common stock and share purchase warrants to acquire an additional 350,000 shares of our common stock. The share purchase warrants have an exercise price of $0.88 and expire on May 14, 2006. The second tranche was reduced to $335,000 due to contractual limitations on the amount of securities the investor could own and closed on June 24 and involved the issuance of 639,942 shares of our common stock.

On June 2, 2003, we issued to one accredited investor, J.P. Carey Securities Inc., share purchase warrants to purchase an aggregate of up to 40,000 shares of common stock for services provided in connection with the private placement described above. The warrants have an exercise price of $1.00 per share and expire on June 2, 2006. The warrants were issued in a private placement relying on the exemption from the registration requirements of the Securities Act provided by Rule 506 of Regulation D and/or Section 4(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

Reports of Form 8-K

On May 13, 2003, we filed a Form 8-K Current Report announcing that we received a grant of a CDN$99,000 Scientific Research and Experimental Development expenditures credit from the Canada Customs and Revenue Agency of the Canadian Government. This credit includes a CDN$94,296 cash refund.

On May 15, 2003, we filed a Form 8-K Current Report attaching a copy of a press release issued on May 15, 2003 announcing a private placement.

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

10.12* Subscription Agreement, dated May 14, 2003, between Storage Alliance Inc. and Alpha Capital Aktiengesellschaft. (5)

10.13* Funds Escrow Agreement, dated May 14, 2003, between Storage Alliance Inc., Alpha Capital Aktiengesellschaft and Grushko & Mittman, P.C. (5)

10.14* Advisory Fee Payment and Subscription Agreement, dated June 2, 2003, between Storage Alliance Inc. and J.P. Carey Securities Inc. (5)

21. Subsidiaries of Storage Alliance Inc.

Storage Alliance (Alberta) Inc. (Incorporated in Alberta, Canada)

(31)** Section 302 Certification

31.1 Section 302 Certification.

(32)** Section 906 Certification

32.1 Section 906 Certification.

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

STORAGE ALLIANCE INC.

By:/s/ Jeff Ascah
Jeff Ascah, President, Treasurer, Secretary and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Date: September 15, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:/s/ Jeff Ascah
Jeff Ascah, President and Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
Date: September 15, 2003